Form 10-Q
period 1995-09-30
DROVERS BANCSHARES CORP
filed 1995-11-07
CIK 703109

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission file number 0-10958


                         DROVERS BANCSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

                      PENNSYLVANIA                                23-2209390
(State or other jurisdiction of incorporation or organization) (IRS employer ID)

            30 SOUTH GEORGE STREET, YORK, PA                         17401
        (Address of principal executive office)                    (Zip Code)

       Registrant's telephone number, including area code  (717) 843-1586



                                      NONE
      (Former name, address and fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



               Class                      Outstanding at September 30, 1995
           Common Stock		                       2,240,743 Shares

Drovers Bancshares Corporation and Subsidiaries
CONTENTS
PART I  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

  Consolidated Statements of Condition .....................................  3
   September 30, 1995 and December 31, 1994

  Consolidated Statements of Income ........................................  4
   Three Months Ended September 30, 1995 and 1994
   Nine Months Ended September 30, 1995 and 1994

  Consolidated Statements of Cash Flows ....................................  5
   Nine Months Ended September 30, 1995 and 1994

  Notes to Consolidated Financial Statements ...............................  6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ..............................  9

PART II  OTHER INFORMATION
 SIGNATURES ................................................................ 13

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CONDITION
(In thousands)

                                                             SEPT 30,  DEC 31,
ASSETS                                                         1995      1994
Cash and due from banks ..................................  $ 15,343   $ 12,310
Money market investments .................................       202        198
Investment securities (fair value $96,079 and $93,884) ...    95,540     94,359

Loans (net of unearned income of $4,534 and $4,297) ......   251,667    229,375
Reserve for loan losses ..................................     2,914      2,638
Net loans ................................................   248,753    226,737

Bank premises and equipment ..............................    13,365     13,439
Other assets .............................................     6,402      5,244
TOTAL ASSETS .............................................  $379,605   $352,287

LIABILITIES
Deposits:
Noninterest-bearing ......................................  $ 34,382   $ 33,019
Interest-bearing .........................................   268,880    250,154
Total deposits ...........................................   303,262    283,173
Federal funds purchased and securities sold under
 agreements to repurchase ................................     9,140     14,592
Other borrowings .........................................    27,717     22,246
Other liabilities ........................................     5,508      2,552
TOTAL LIABILITIES ........................................   345,627    322,563

SHAREHOLDERS' EQUITY
Common stock($5 par value), 10,000,000 shares authorized;
 issued and outstanding--2,240,743 shares in 1995 and
 2,090,565 shares in 1994 ................................    11,204     10,453
Additional paid-in capital ...............................    14,657     11,989
Retained earnings ........................................     7,960      8,997
Unrealized holding gains (losses) on available-for-sale
 securities ..............................................       157     -1,715
TOTAL SHAREHOLDERS' EQUITY ...............................    33,978     29,724
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............  $379,605   $352,287


See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)          THREE MONTHS        NINE MONTHS
                                              ENDED SEPT 30,     ENDED SEPT 30,
                                              1995      1994     1995      1994
INTEREST INCOME
Interest and fees on loans ................  $5,614   $4,478   $16,083   $12,632
Interest on deposits with banks ...........       7       16        38        66
Interest on federal funds sold ............       0        0         0         2
Interest and dividends on
 investment securities ....................   1,581    1,472     4,743     4,250
Total interest income .....................   7,202    5,966    20,864    16,950
INTEREST EXPENSE
Interest on deposits ......................   2,947    2,284     8,296     6,459
Federal funds purchased and securities
 sold under agreements to repurchase ......     162       18       474        72
Interest on borrowed funds ................     426      348     1,211     1,009
Total interest expense ....................   3,535    2,650     9,981     7,540
Net interest income .......................   3,667    3,316    10,883     9,410
Provision for loan losses .................     105       84       365       306
Net interest income after
 provision for loan losses ................   3,562    3,232    10,518     9,104
OTHER INCOME
Trust department income ...................     234      198       708       631
Service charges on deposit accounts .......     253      241       737       672
Securities gains ..........................      10        1        66       122
Net gains on residential
 mortgage loan sales ......................     123       34       201       248
Equity in losses of real estate venture ...      -9      -10       -41       -30
Other .....................................     152      115       434       334
Total other income ........................     763      579     2,105     1,977
OTHER EXPENSES
Salaries and employee benefits ............   1,592    1,564     4,719     4,385
Occupancy and premises ....................     221      169       579       402
Furniture and equipment ...................     181      185       517       516
FDIC insurance ............................     -18      155       302       452
Marketing .................................      87       87       263       261
Net (gain) cost of operation
 of other real estate .....................       1        0         2       -11
Office supplies ...........................      83       72       228       225
Other taxes ...............................      72       66       217       200
Other operating expense ...................     459      341     1,279     1,103
Total other expenses ......................   2,678    2,639     8,106     7,533
Income before income taxes ................   1,647    1,172     4,517     3,548
Applicable income taxes ...................     442      220     1,192       680
NET INCOME ................................  $1,205   $  952   $ 3,325   $ 2,868
PER SHARE DATA
Net income ................................  $ 0.54   $ 0.43   $  1.48   $  1.29
Dividends .................................  $ 0.16   $ 0.14   $  0.46   $  0.38
See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                              NINE MONTHS
                                                           ENDED SEPT 30,
                                                          1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................   $  3,325   $  2,868
Adjustments to reconcile net income to net cash
 from operating activities:
Depreciation ........................................        696        680
Net amortization of investment security premiums ....         79        144
Provision for loan losses ...........................        365        306
Gain on sale of securities held-to-maturity .........        -19        -70
Gain on sale of securities available-for-sale .......        -47        -52
Gain on sale of loans ...............................       -201       -248
Gain on sale of other real estate ...................         -1        -11
Net deferred loan fees ..............................        -25       -189
Equity in loss of real estate venture................         41         30
Increase in interest/dividends receivable ...........       -392       -272
Increase (decrease) in interest payable .............        702        121
Increase in other assets ............................       -466       -722
Increase in other liabilities .......................      1,356        487
Loss on sale of fixed assets ........................         -1          1
Net cash provided by operating activities ...........      5,412      3,073
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of securities
 held-to-maturity ...................................      5,240      4,413
Proceeds from sales and maturities of securities
 available-for-sale .................................      5,150     14,940
Purchases of securities held-to-maturity ............     -1,916    -14,144
Purchases of securities available-for-sale ..........     -6,608    -19,314
(Increase) decrease in net loans ....................    -22,154    -13,930
Capital expenditures ................................       -622     -1,292
Proceeds from sale of fixed assets ..................          1          1
Purchase of investment in real estate venture........       -749       -600
Proceeds from sale of other real estate .............        106        153
Net cash used in investing activities ...............    -21,552    -29,773
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits
 and savings accounts ...............................     -6,117      4,686
Net increase in certificates of deposit .............     26,218     14,877
Net increase (decrease) in federal funds purchased
 and repurchase agreements ..........................     -7,425      9,935
Net increase (decrease) in other borrowings .........      7,463       -103
Payments made for capital leases ....................        -19        -17
Dividends paid ......................................     -1,026       -843
Proceeds from issuance of common stock ..............         83        234
Net cash provided by financing activities ...........     19,177     28,769
NET INCREASE IN CASH & CASH EQUIVALENTS .............      3,037      2,069
CASH & CASH EQUIVALENTS AT JANUARY 1, ...............     12,508     12,262
CASH & CASH EQUIVALENTS AT SEPT 30, .................   $ 15,545   $ 14,331
See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (including normal recurring accruals) considered necessary to present fairly Drovers Bancshares' financial position as of September 30, 1995 and December 31, 1994. Operating results and changes in cash flows for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes included in the Annual Report for the year ended December 31, 1994.

NOTE B - ACCOUNTING POLICIES - RESERVE FOR LOAN LOSSES

Beginning January 1, 1995, the Corporation adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

NOTE C - CALCULATION OF EARNINGS PER SHARE

On September 27, 1995, the Board of Directors declared a seven percent stock dividend payable November 10, 1995. The Corporation issued a 5 for 4 stock split in the form of a 25% stock dividend on September 2, 1994. Earnings per share are based on the weighted average shares of stock outstanding during each period, giving retroactive effect to the stock dividends.

NOTE D - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities classified as held-to-maturity as of September 30, 1995 are as follows:

                                                     Gross      Gross
                                        Amortized Unrealized Unrealized  Fair
(In thousands)                             Cost      Gains     Losses    Value
US Treasury securities and obligations
 of US government corp and agencies ... $ 2,223 $ 36 $ 0 $ 2,259 Obligations of states and political
 subdivisions .........................    13,419       674        10   14,083
Mortgage-backed securities and
 collateralized mortgage obligations ..    17,292       180       341   17,131
Total investment securities ...........   $32,934  $    890  $    351  $33,473

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE D - INVESTMENT SECURITIES, continued

The amortized cost and estimated fair value of investment securities classified as available-for-sale as of September 30, 1995 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains      Losses     Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 15,055 $ 157 $ 96 $ 15,116 Obligations of states and political
 subdivisions ........................     2,798        12         6      2,804
Corporate obligations ................     3,029        18         3      3,044
Mortgage-backed securities and
 collateralized mortgage obligations .    38,669       422       316     38,775
Total debt securities ................    59,551       609       421     59,739
Equity securities ....................     2,818        52         3      2,867
Total investment securities ..........  $ 62,369  $    661   $   424   $ 62,606

The amortized cost and estimated fair value of investment securities classified as held-to-maturity as of December 31, 1994 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains     Losses      Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 1,998 $ 0 $ 42 $ 1,956 Obligations of states and political
 subdivisions ........................    14,579       589        69     15,099
Mortgage-backed securities and
 collateralized mortgage obligations .    19,394        63     1,016     18,441
Total investment securities ..........  $ 35,971  $    652   $ 1,127   $ 35,496

The amortized cost and estimated fair value of investment securities classified as available-for-sale as of December 31, 1994 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains     Losses      Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 13,042 $ 11 $ 470 $ 12,583 Obligations of states and political
 subdivisions ........................     1,930         0        79      1,851
Corporate obligations.................     3,592         6        32      3,566
Mortgage-backed securities and
 collateralized mortgage obligations .    39,313        17     2,108     37,222
Total debt securities ................    57,877        34     2,689     55,222
Equity securities ....................     3,110        83        27      3,166
Total investment securities ..........  $ 60,987  $    117   $ 2,716   $ 58,388

For additional information, see pages 21-22 of the Corporation's 1994 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE E - LOANS

Loans are comprised of the following as of September 30, 1995 and December 31, 1994:

                                                           SEPT 30,   DEC 31,
(In thousands)                                               1995      1994
Commercial, financial and industrial loans .............   $ 66,212  $ 59,973
Real estate mortgage loans:
Real estate construction-related .......................      5,956     7,163
Real estate mortgage loans secured by
 1-4 family residential properties .....................     92,039    87,676
Other real estate ......................................     45,128    32,325
Total real estate mortgage loans .......................    143,123   127,164
Consumer loans:
Monthly payment ........................................     40,888    40,836
Other revolving credit .................................      1,433     1,396
Total consumer loans ...................................     42,321    42,232
Leasing and other ......................................         11         6
Total loans ............................................   $251,667  $229,375

Changes in the reserve for loan losses for the periods ended September 30, were as follows:

(In thousands)                                               1995       1994
Balance, beginning of year .............................  $  2,638   $  2,332
Provision for loan losses ..............................       365        306
LESS: Loans charged-off ................................       191         95
Recoveries .............................................       102         64
Balance, September 30 ..................................  $  2,914   $  2,607

As of September 30, 1995, the total recorded investment in impaired loans under Statement 114 was $798,000. The amount of that recorded investment for which there is a related reserve for loan losses in accordance with this Statement is $0. Loans classified as impaired under this Statement as a result of troubled debt restructurings that are in compliance with modified terms recognize interest under the accrual method of accounting. Interest on all other impaired loans is recognized on a cash basis. The year-to-date average recorded investment in impaired loans, as defined by Statement 114, was $807,000. The Corporation recognized interest income on those impaired loans of $48,000. Interest income recognized on a cash basis would have been $48,000.




For additional information, see pages 23-24 of the Corporation's 1994 annual report.

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The following comparison of actual balances indicates how the Corporation has generated and employed its funds for the nine months ending September 30, 1995:
                                        BALANCE                       BALANCE
                                        SEPT 30,  INCREASE            DEC 31,
                                         1995    (DECREASE)     %      1994
FUNDING USES:                                         (In thousands)
Money market investments ............  $    202          4     2.0%  $    198
Investment securities ...............    95,540      1,181     1.3%    94,359
Loans (net) .........................   248,753     22,016     9.7%   226,737
Total interest-bearing assets .......   344,495     23,201     7.2%   321,294
Noninterest-bearing assets ..........    35,110      4,117    13.3%    30,993
TOTAL USES ..........................  $379,605   $ 27,318     7.8%  $352,287
FUNDING SOURCES:
Interest-bearing demand deposits ....  $ 36,597   $    535     1.5%  $ 36,062
Savings deposits ....................    66,744    -10,086   -13.1%    76,830
Time deposits .......................   165,539     28,277    20.6%   137,262
Short-term borrowings ...............     9,140     -5,452   -37.4%    14,592
Long-term borrowings ................    27,717      5,471    24.6%    22,246
Total interest-bearing liabilities ..   305,737     18,745     6.5%   286,992
Noninterest-bearing demand deposits .    34,382      1,363     4.1%    33,019
Other liabilities ...................     5,508      2,956   115.8%     2,552
Shareholders' equity ................    33,978      4,254    14.3%    29,724
TOTAL SOURCES .......................  $379,605   $ 27,318     7.8%  $352,287

Total assets grew $27,318,000, or 7.8%, since December 31, 1994. Loans accounted for most of the increase growing $22,016,000, or 9.7%. Strong commercial loan demand caused commercial loans and other real estate to increase $6,239,000 and $12,803,000, respectively. Lower interest rates helped maintain demand for loans secured by 1-4 family residential properties. These loans grew $4,363,000 since year-end.

Asset growth was funded mostly from deposits which grew $20,089,000 since December 31, 1994. Higher interest rates offered on certificates of deposit continued to cause some customers to move savings deposits into higher yielding time deposits. An increase of $1,872,000 in the value of available-for-sale investment securities, caused by lower interest rates, helped increase shareholders' equity which is up $4,254,000 since year-end.

Long-term borrowings increased $5,471,000 since December 31, 1994. Long-term borrowings are mostly intermediate-term borrowings from the Federal Home Loan Bank (FHLB) of Pittsburgh. The borrowings are used to fund certain loan programs and investment purchases. This strategy is often used to leverage the Corporation's capital or to provide funding when suitable deposits are unavailable. The terms of the borrowings are carefully selected to control interest rate risk. FHLB borrowings provide a valuable source of liquidity. The Corporation's maximum allowed borrowings at the FHLB of Pittsburgh as of September 30, 1995 were $113,000,000.

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATION

Drovers Bancshares recorded net income of $3,325,000 and $2,868,000 for the nine months ended September 30, 1995 and 1994, respectively.

The return on assets (ROA) and return on equity (ROE) for the nine months ended September 30, 1995 was 1.21% and 13.79%, respectively. This compares to an ROA and ROE for the same period last year of 1.14% and 13.03%, respectively.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other sources of funds. The following table presents the trends in net interest income:

                                      THREE MONTHS          NINE MONTHS
                                     ENDED SEPT 30,       ENDED SEPT 30,
(In thousands)                   1995     1994  95/94    1995     1994   95/94
Interest income ............  $ 7,202  $ 5,966  20.7%  $20,864  $16,950  23.1%
Interest expense ...........    3,535    2,650  33.4%    9,981    7,540  32.4%
Net interest income ........    3,667    3,316  10.6%   10,883    9,410  15.7%
Provision for loan losses ..      105       84  25.0%      365      306  19.3%
Net interest income after
 provision for loan losses .  $ 3,562  $ 3,232  10.2%  $10,518  $ 9,104  15.5%

The corporation's largest category of earning assets consists of loans to businesses and individuals. The majority of earning assets are supported by interest-bearing commercial and consumer deposits and shareholders' equity. Changes in net interest income are determined by variations in the volume and mix of assets and liabilities as well as their sensitivity to interest rate movements.

Net interest income increased $351,000, or 10.6%, for the third quarter and $1,473,000, or 15.7%, year-to-date. Growth in interest-earning assets and a higher net interest spread and margin caused the increase in net interest income. Average interest-earning assets grew $30,343,000 over the same period last year while total average interest-bearing liabilities grew $25,998,000. The net interest spread and margin for the first nine months of 1995 were 3.78% and 4.30%, respectively. This compares to a spread and margin for the same period last year of 3.66% and 4.08%, respectively. The mix of interest-earning assets has changed since 1994. The Corporation now holds a greater percentage of higher yielding loans. In addition, interest-earning assets have been more sensitive to the higher average interest rates experienced in 1995. As a result, the average yield on interest-earning assets increased 0.89% in 1995 while the yield on interest-bearing liabilities increased only 0.77%.

Loan quality remains strong. The ratio of reserve for loan losses to loans was 1.16% at September 30, 1995. Nonaccrual loans and loans 90 days or more past due and still accruing interest totaled $838,000. Loans restructured and in compliance with modified terms were $798,000 and other real estate was $70,000. Year-to-date loan charge-offs and recoveries were $191,000 and $102,000, respectively.

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST INCOME
                                           THREE MONTHS        NINE MONTHS
                                          ENDED SEPT 30,      ENDED SEPT 30,
(In thousands)                          1995   1994  95/94    1995    1994   95/94
Trust department income .............  $ 234   $198   18.2%  $  708  $  631   12.2%
Service charges on deposit accounts .    253    241    5.0%     737     672    9.7%
Securities gains ....................     10      1  900.0%      66     122  -45.9%
Net gains on residential
 mortgage loan sales ................    123     34  261.8%     201     248  -19.0%
Equity in earnings (losses) of
 real estate venture ................     -9    -10  -10.0%     -41     -30   36.7%
Other ...............................    152    115   32.2%     434     334   29.9%
Total ...............................  $ 763  $ 579   31.8%  $2,105  $1,977    6.5%

An $89,000 increase in third quarter net gains on residential mortgage loan sales helped boost quarterly other income $184,000, or 31.8%, over the same period last year. The Corporation sold about $7,400,000 in mortgage loans during the quarter including $4,500,000 of one year adjustable rate mortgages
(ARMS). The ARMS were sold to fund fixed rate loan demand and make the Corporation's assets less sensitive to falling interest rates. Trust department income was up $36,000 for the quarter and $77,000 so far this year. New personal trust and corporate business, along with an increase in asset market values, caused the increases. An increase in collected returned check fees and automated teller machine (ATM) service charges caused the increase in service charges on deposit accounts. Other income increased $37,000 for the quarter an

$100,000 year-to-date due to higher ATM data processing income, insurance commissions, cash management fees and mortgage servicing income.

NONINTEREST EXPENSE
                                         THREE MONTHS        NINE MONTHS
                                        ENDED SEPT 30,      ENDED SEPT 30,
(In thousands)                     1995    1994   95/94    1995    1994   95/94
Salaries and employee benefits .  $1,592  $1,564    1.8%  $4,719  $4,385    7.6%
Occupancy and premises .........     221     169   30.8%     579     402   44.0%
Furniture and equipment ........     181     185   -2.2%     517     516    0.2%
FDIC insurance .................     -18     155 -111.6%     302     452  -33.2%
Marketing expense ..............      87      87    0.0%     263     261    0.8%
Net (gain) cost of operation
 of other real estate ..........       1       0  999.9%       2     -11 -118.2%
Office supplies ................      83      72   15.3%     228     225    1.3%
Other taxes ....................      72      66    9.1%     217     200    8.5%
Other operating expense ........     459     341   34.6%   1,279   1,103   16.0%
Total ..........................  $2,678  $2,639    1.5%  $8,106  $7,533    7.6%

Noninterest expense remained nearly unchanged for the third quarter due to a reduction in FDIC insurance assessments. The FDIC lowered the insurance rate from $0.23 per $100 of deposits to $0.04. The change was effective June 1, 1995 and caused FDIC insurance to be a negative $18,000 for the quarter.

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST EXPENSE (cont.)

Total noninterest expense was $8,106,000 for the first nine months of 1995, up $573,000, or 7.6%. Salaries and employee benefits increased $334,000, or 7.6%. Gross salary expense increased $209,000 year-to-date and $15,000 for the quarter. Two new branch offices which opened in the first half of 1994 contributed to the salary increase in the first half of 1995. Increases in pension and health insurance also contributed to the increase in salary and employee benefits. The Corporation employed 182 full-time equivalents at September 30, 1995.

Occupancy and premises expense increased $52,000 for the quarter and $177,000 so far in 1995. A decline in occupancy at the 96 South George Street Office Building accounted for most of the difference. During the third quarter, the Corporation began renovations of the Research and Administrative Center. Total fixed costs of the project are about $280,000. Building repairs related to the project increased occupancy and premises expense $13,000 in the third quarter. Higher data processing costs related to ATM processing and greater legal and professional fees increased third quarter and year-to-date other operating expenses.

TAXATION

The Corporation recognized a provision for income taxes of $1,192,000 for the nine months ending September 30, 1995. The average tax rate, applicable income taxes divided by income before taxes, was 26.4%. This compares to an average tax rate of 19.2% for the same period in 1994. In 1994, the Corporation received $353,000 of historic tax credits which lowered its effective tax rate. The credits came from an investment in a limited partnership real estate venture. In 1995, the Corporation expects to receive $100,000 in low income housing tax credits from that investment.

FUTURE OUTLOOK

The Corporation invested $1,575,000 as the sole limited partner in a real estate venture to rehabilitate and manage a low income housing development in Reading, Pennsylvania. Renovation has begun on the four-story historic structure and when complete the building will provide 32 apartments for low income families. Renovations will conclude in January 1996. When finished, the Corporation expects to receive about $400,000 in historic tax credits which will lower applicable income taxes. Due to the uncertainty of the completion date and the complexity of a historical building renovation, none of the anticipated tax benefit will be recognized in 1995.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 122. The Statement, effective for calendar year 1996 financial statements, amends Statement No. 65 by eliminating its distinction in accounting for mortgage servicing rights depending on whether a loan servicer originated a loan or purchased it from a third party. Statement 122 requires mortgage servicers that sell loans and retain servicing rights to allocate the total cost of the loans to the servicing rights and loans based on fair value. The Corporation has not yet fully measured the impact the Standard will have on its financial position.

Drovers Bancshares Corporation and Subsidiaries
OTHER INFORMATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DROVERS BANCSHARES CORPORATION




                                   ___S\ A. Richard Pugh__________________
                                   A. Richard Pugh, President,
                                   Chief Executive Officer and Director




                                   ___S\ Debra A. Goodling_________________
                                   Debra A. Goodling, Senior Vice President
                                     and Treasurer
                                   Principal Financial Officer




                                   ___S\ John D. Blecher___________________
                                   John D. Blecher, Vice President and
                                     Assistant Treasurer
                                   Principal Accounting Officer


                                   Date:  November 3, 1995