Form 10-Q/A
period 1995-09-30
DROVERS BANCSHARES CORP
filed 1996-02-09
CIK 703109

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

PART II  OTHER INFORMATION
 SIGNATURES ................................................................ 13

EXHIBIT 27 FINANCIAL DATA SCHEDULE
  Article 9 ................................................................ 14

































Page 2
Drovers Bancshares Corporation and Subsidiaries
OTHER INFORMATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DROVERS BANCSHARES CORPORATION




                                   __S\ A. Richard Pugh_________________
                                   A. Richard Pugh, President,
                                   Chief Executive Officer and Director




                                   __S\ Debra A. Goodling__________________
                                   Debra A. Goodling, Senior Vice President
                                     and Treasurer
                                   Principal Financial Officer




                                   __S\ John D. Blecher____________________
                                   John D. Blecher, Vice President and
                                     Assistant Treasurer
                                   Principal Accounting Officer


                                   Date:  November 3, 1995
























Page 13