Form 10-K
period 1995-12-31
DROVERS BANCSHARES CORP
filed 1996-03-28
CIK 703109

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the Fiscal year ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                         Commission file number 0-10958


                         DROVERS BANCSHARES CORPORATION
             (Exact name of registrant as specified in its charter)


                      PENNSYLVANIA                                23-2209390
(State or other jurisdiction of incorporation or organization)(IRS Employer ID)

            30 SOUTH GEORGE STREET, YORK, PA                        17401
         (Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code  (717) 843-1586

Securities registered pursuant to Section 12(g) of the act:

                 COMMON STOCK $5.00 PAR               OVER-THE-COUNTER
                 (Title of each class)    (Name of exchange on which registered)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [X]


The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 29, 1996 was $44,092,350. The number of shares of Drovers Bancshares Corporation Common Stock, $5.00 par value, outstanding at February 29, 1996 was 2,243,529.


DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report for the year ended December 31, 1995 are incorporated by reference into Parts I, II and IV. Portions of the Proxy Statement for the annual shareholders meeting to be held May 24, 1996 incorporated by reference in Part III.

Drovers Bancshares Corporation and Subsidiaries
CONTENTS

PART I

Item 1.  Business ......................................................... 4

Item 2.  Properties ....................................................... 9

Item 3.  Legal Proceedings
  The information required by this item is contained on page 19 of the Corporation's 1995 Annual Report.

Item 4.  Submission of Matters to a Vote of Security Holders
  This item is omitted since it is not applicable.

PART II

Item 5.  Market for the Registrant's Common Equity and Related
  Stockholder Matters
  The information required by this item is contained on page 1 and 19 of the Corporation's 1995 Annual Report.

Item 6.  Selected Financial Data
  The information required by this item is contained on pages 10-11 of the Corporation's 1995 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
  The information required by this item is contained on pages 30-37 of the Corporation's 1995 Annual Report.

Item 8.  Financial Statements and Supplementary Data ...................... 11
  Additional information required by this item is contained on pages 13-28 and page 38 of the Corporation's 1995 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  This item is omitted since it is not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant ............... 20
  Additional information required by this item is contained on pages 3-8 of the Definitive Proxy Statement dated April 19, 1996.

Item 11. Executive Compensation
  The information required by this item is contained on pages 9-16 of the Definitive Proxy Statement dated April 19, 1996.

Item 12. Security Ownership of Certain Beneficial Owners and Management The information required by this item is contained on pages 3-9 of the Definitive Proxy Statement dated April 19, 1996.

Item 13. Certain Relationships and Related Transactions
  The information required by this item is contained on pages 17-18 of the Definitive Proxy Statement dated April 19, 1996.

Drovers Bancshares Corporation and Subsidiaries
CONTENTS

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  A. Financial statements are incorporated by reference to pages 1-38 of the Corporation's 1995 Annual Report.

  B.  There were no filings on Form 8-K for the year ended December 31, 1995

  C.  Listing of Exhibits.

    Exhibit 3 - Articles of Incorporation and By-laws. Filed December 31, 1991 with the Securities and Exchange Commission

    Exhibit 4 - Instruments Defining the Rights of Security Holders (incorporated by reference to Exhibit B to the Holding Company's Registration Statement on Form S-14, No. 2-77871 filed June 29, 1982, with the Securities and Exchange Commission)

    Exhibit 13 - Annual Report to Security Holders.

    Exhibit 21 - Subsidiaries of the Registrant. (incorporated by reference to page 30 of the Corporation's 1995 Annual Report)

    Exhibit 23 - Consents of experts and Counsel.

    Exhibit 27 - Financial Data Schedule.


SIGNATURES ................................................................ 21



Page numbers of Annual Report to shareholders and Definitive Proxy Statement referenced in this document refer to hard copy only. See electronic copy of documents for corresponding page numbers.

Drovers Bancshares Corporation and Subsidiaries
ITEM 1.  BUSINESS

GENERAL

Drovers Bancshares Corporation was organized on October 27, 1982, under Pennsylvania Business Corporation Law and held all the stock of Drovers Interim Bank, a Pennsylvania state-chartered bank established to effect the reorganization. The Interim Bank was then merged into The Drovers & Mechanics Bank and the Common Stock of the Interim Bank was converted into and exchanged on a share-for-share basis for Common Stock of Drovers Bancshares Corporation. The Management of The Drovers & Mechanics Bank formed Drovers Bancshares Corporation for greater flexibility in providing a wider variety of banking services and in engaging in nonbanking activities permitted under the Bank Holding Company Act of 1956, as amended.

The Drovers & Mechanics Bank is a wholly-owned subsidiary of Drovers Bancshares Corporation. The Bank is chartered pursuant to the laws of the Commonwealth of Pennsylvania and is subject to the supervision of the Banking Department of the Commonwealth and the Federal Deposit Insurance Corporation. The Drovers & Mechanics Bank was organized in 1883 as a national bank and became a state-chartered non-member of the Federal Reserve System on February 14, 1979.

The Bank offers a wide variety of banking and trust services to individuals and commercial customers in its service area. Personal banking services include checking accounts, savings and time accounts, certificates of deposit, personal and mortgage loans, home improvement loans, safe deposit services, estate planning and administration, personal trust management and discount brokerage services. Commercial banking services are provided to businesses, nonprofit organizations and local municipalities. These services include checking accounts, savings and time accounts, financing activities and corporate trust services in the areas of pension, profit sharing and employee benefit plans.

On December 31, 1995, the Bank employed 186 full-time equivalents throughout its offices. The Main Office of the Bank is located at 30 South George Street, York, Pennsylvania. A Research and Administrative Services Center and eight branches are located in the surrounding suburbs of York city. In addition, there are four out-of-town offices located in Emigsville, York Haven, Windsor and Red Lion, Pennsylvania. The Bank also has four remote service facilities located at the York Fairgrounds, Harley Davidson, Inc., York College of Pennsylvania, and Shipley Stores, Inc.-Dallastown Exxon.

In December 1993, the Bank purchased the office building attached to the Bank's main office and corporate headquarters. The five-story complex, known as 96 South George, provides for future growth and enables the Corporation to maintain its headquarters in downtown York. In January of 1996, the executive offices of the Bank were relocated to the fifth floor of 96 South George

The Bank is the sole limited partner in two ventures to renovate and operate apartment buildings. The first building opened in 1994. The second will open in March 1996. Both buildings provide low income housing to qualified families. The investments are accounted for under the equity method of accounting. The combined carrying values of the investments at December 31, 1995 and 1994 were $2,527,000 and $1,016,000, respectively.

Drovers Bancshares Corporation and Subsidiaries
ITEM 1.  BUSINESS

COMPETITION

The principal competition with the service area of the Corporation is provided by other financial institutions, including commercial banks, savings and loan associations, credit unions, brokerage firms and mortgage and insurance companies. The competition within the banking industry has increased significantly due to the elimination of many distinctions between various types of financial institutions.

SUPERVISION AND REGULATION OF THE HOLDING COMPANY

Drovers Bancshares Corporation is a bank holding company as defined by the Bank Holding Company Act of 1956, as amended, "the Act". As a bank holding company, we are required to file with the Federal Reserve Bank an annual report and such additional information as the Board may require pursuant to the Act. The Federal Reserve Board also makes examinations of the Holding Company and its subsidiaries. The Federal Reserve Board has the authority to issue cease-and-desist orders against a bank holding company and its nonbank subsidiaries if it determines their actions represent unsafe or unsound practice or violation of law.

Under Pennsylvania law, a holding company is permitted to control one or more banks in Pennsylvania. However, a holding company is required under the Act to obtain prior approval from the Federal Reserve Board to acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank other than the Bank, if after such acquisition, it would own or control more than five percent of the voting shares of such bank. The Act does not permit the Federal Reserve Board to approve the acquisition by the holding company or any subsidiary of any voting shares of, or interest in, all or substantially all of the assets of any bank located outside the Commonwealth of Pennsylvania, unless the acquisition is specifically authorized by laws of the state in which that bank is located.

On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branch Act"). The legislation permits interstate banking twelve months after its enactment into law. Bank holding companies, pursuant to an amendment to the Bank Holding Company Act, can acquire a bank located in any state, as long as the acquisition does not result in the bank holding company controlling more than 10% of the deposits in the United States, or 30% of the deposits in the target bank's state. The legislation permits states to waive the concentration limits and require that the target institution be in existence for up to five years before it can be acquired by an out-of-state bank or bank holding company. Interstate branching and merging of existing banks is permitted after three years from the enactment of the Interstate Banking and Branching Act, if the bank is adequately capitalized and demonstrates good management. Branch merging will be permitted earlier if a state undertakes to enact a law which allows it. States may also enact a law to permit banks to branch de novo.

The Act limits the activities which may be engaged in by the Holding Company and its subsidiaries to certain specified activities, including those activities which the Federal Reserve Board may find, by order of regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Drovers Bancshares Corporation and Subsidiaries
ITEM 1.  BUSINESS

Federal Reserve Board approval may be required before a holding company or its non-bank subsidiary, if any, may begin to engage in any such activity and before any such business may be acquired. The Federal Reserve Board is empowered to differentiate between activities commenced by acquisition of a going concern. The Holding Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

SUPERVISION AND REGULATION OF THE BANK

The Drovers & Mechanics Bank is a state chartered, FDIC insured bank which makes it subject to the regulations of the Pennsylvania Department of Banking and the FDIC. Although the Bank is not a member of the Federal Reserve System, it can access Federal Reserve Bank services, including the discount window.

The Pennsylvania Department of Banking and the FDIC regularly examine such areas as reserves, loans, investments, management practices and other aspects of operation. These examinations are designed primarily for the protection of the Bank's depositors rather than its shareholders. The Bank is also required to furnish annual and quarterly reports to the FDIC. The FDIC has the authority under the Financial Institutions Supervisory Act to prevent a bank under its regulation from engaging in any unsafe or unsound practices in the conduct of business.

Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the types of investments a bank makes, the reserves a bank maintains, loans a bank makes and collateral it accepts and the activities of a bank with respect to mergers, consolidations and the establishment of branches. Under Pennsylvania law, the amount of funds which the Bank may lend to a single borrower may not exceed fifteen percent of the Bank's capital, surplus, undivided profits, loan loss reserve and capital securities. The amount of indebtedness which the Bank is permitted to incur is also limited, with certain exceptions, to the aggregate of its capital and one-half of the amount of its surplus.

A subsidiary bank of a bank holding company is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries and on taking such stock or securities as collateral for loans. The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interest of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

Drovers Bancshares Corporation and Subsidiaries
ITEM 1.  BUSINESS

Federal law also prohibits acquisition or control of a bank or bank holding company without prior notice to certain Federal bank regulators. Control is defined for this purpose as the power, directly or indirectly, to direct the management or policies of the bank or bank holding company or to vote 25% or more of any class of voting securities of the bank or bank holding company. From time to time, various types of federal and state legislation have been proposed that would result in additional regulations of, and restrictions on, the business of the Bank. The Corporation and the Bank are affected by the credit policies of the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit. Among the instruments of monetary policy which have been used by the Federal Reserve System are open market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits.

These instruments are used in varying combinations to influence overall growth and distribution of Bank loans, investments, and deposits. Their use may also affect interest rates charged on loans or paid for deposits.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became law. The Act addresses recapitalization of the insurance fund. The Act contains provisions concerning the utilization of risk-based assessments in generating deposit insurance funds, a nominal charge to insurance coverage, assessment reductions for banks involved in community related activities and miscellaneous regulatory procedures and standards to ensure bank safety and limit systemic risk. Implementation has not had and is not expected to have a material adverse impact on the Corporation. Under FDICIA, institutions must be classified in one of five defined categories as illustrated below.

                                                                     Under a
                                                           Tier 1    Capital
                                Total Risk- Tier 1 Risk-   Leverage   Order or
                                Based Ratio Based Ratio    Ratio     Directive
CAPITAL CATEGORY
Well capitalized .............. > or = 10.0 > or = 6.0  > or = 5.0      No
Adequately capitalized ........  > or = 8.0 > or = 4.0  > or = 4.0*
Undercapitalized ..............       < 8.0      < 4.0       < 4.0*
Significantly undercapitalized.       < 6.0      < 3.0       < 3.0
Critically undercapitalized ...                         < or = 2.0
* 3.0 for those banks having the highest available regulatory rating.

In the event an institution's capital deteriorates to the undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention. For well capitalized institutions, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval.

Drovers Bancshares Corporation and Subsidiaries
ITEM 1.  BUSINESS

Under FDICIA, financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards to be developed by Federal Reserve Board regulations. FDICIA also requires the regulators to issue new rules establishing certain minimum standards to which an institution must adhere including standards requiring a minimum ratio of classified assets to capital, minimum earnings necessary to absorb losses and minimum ratio of market value to book value for publicly held institutions. Additional regulations are required to be developed relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and excessive compensation, fees and benefits.

FDICIA also requires that banking agencies reintroduce loan-to-value ("LTV") ratio regulations which were previously repealed by the 1982 Act. LTV's limit the amount of money a financial institution may lend to a borrower, when the loan is secured by real estate, to no more than a percentage to be set by regulation of the value of the real estate.

Drovers Bancshares Corporation and Subsidiaries
ITEM 2.  PROPERTIES

The Holding Company and Subsidiaries own in fee simple unencumbered the following land and buildings:

Main Office                        Northwest Office - closed July 29, 1994
30 S George Street                 1120 Roosevelt Avenue
York, PA  17401                    York, PA  17404

Research & Administrative          Westgate Office
Services Center                    1500 Kenneth Road
915 Indian Rock Dam Road           York, PA  17404
York, PA  17403

Richland Avenue Office             Memory Lane Office
905 Indian Rock Dam Road           200 Memory Lane
York, PA  17403                    York, PA  17402

Windsor Office                     Emigsville Office
2 E Main Street                    2123 N George Street
Windsor, PA  17366                 Emigsville, PA  17318

York Haven Office
Pennsylvania Avenue at
Landvale Street
York Haven, PA  17370

The Drovers & Mechanics Bank is the sole occupant of all land and buildings listed above.

The following property is pledged as collateral for a mortgage loan secured to purchase the property:

96 South George Office Building
96 South George Street
York, PA 17401
The five-story office building adjacent to the Main Office provides for future growth and enables the Corporation to maintain headquarters in downtown York. In January of 1996, the executive offices of The Drovers & Mechanics Bank relocated to the fifth floor of the office building.

The following branch offices are leased:

Queensgate Office
Queensgate Shopping Center
York, PA  17403

$1,750.00 per month rental; lease expires October 1, 2000.

Drovers Bancshares Corporation and Subsidiaries
ITEM 2.  PROPERTIES


South York Plaza Office
275 Pauline Drive
in the Giant Food Store
York, PA 17402

$2,916.67 per month rental; lease expires August 22, 2000, and is renewable for one five-year option.

Cape Horn Office
Cape Horn Square
RD#2 Lombard Street
Red Lion, PA 17356

$2,500.00 per month land rental; lease expires March 1, 2012, and is renewable six five-year options. Building owned by the Corporation.

West Manchester Office
1750 Loucks Road
in the Giant Food Store
York, PA 17404

$2,500.00 per month rental; lease expires March 1, 1999, and is renewable for two five-year options.

York Marketplace Office
2415 East Market Street
in the Giant Food Store
York, PA 17402

$2,500.00 per month rental; lease expires May 1, 1999, and is renewable for two five-year options.

Mt. Rose Avenue Office
Mt. Rose Avenue at
Albemarle Street
York, PA 17403

$20,000.00 per year land rental; lease expires January 1, 2001. Additionally, and leased equipment of $45,840.00 per year is required to be paid by the Bank. This transaction has been classified as a capitalized lease.

Although the facilities currently owned or leased by the Corporation are sufficient for its operations, the Corporation may obtain additional space as required.

The Corporation is evaluating a plan to increase its branch office network in York County by as many as three newly constructed offices in 1996. The new sites would target high growth areas in the immediate market. Construction would be funded out of operations. The expanded branch network would provide for continued deposit growth.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INVESTMENT PORTFOLIO

The following table sets forth the carrying amount of investment securities at the dates indicated:

(In thousands)                     1995           1994           1993
U.S. Government .............       $6,562          $5,937        $5,302
U.S. Agencies ...............       66,188          65,260        57,070
Municipal ...................       14,488          16,430        16,796
Corporate ...................        1,782           3,566         4,300
Total debt securities .......       89,020          91,193        83,468
Equity securities ...........        2,803           3,166         2,368
Total investment securities .      $91,823         $94,359       $85,836


The following table sets forth the contractual maturities of debt securities classified as held-to-maturity at December 31, 1995:

                                 AFTER       AFTER
                      ONE YR    ONE TO     FIVE TO    OVER
(In thousands)       OR LESS   FIVE YRS    TEN YRS   TEN YRS      TOTAL
U.S. Government ..       $ 0     $1,000        $ 0       $ 0       $1,000
U.S. Agencies ....         0      3,683      1,411    11,407       16,501
Municipal ........       856      5,965      1,930     2,670       11,421
Total ............     $ 856    $10,648     $3,341   $14,077      $28,922

The following table depicts the average weighted yields of the held-to-maturity investments by maturity at December 31, 1995:

                                 AFTER       AFTER
                      ONE YR    ONE TO     FIVE TO    OVER
                     OR LESS FIVE YRS TEN YRS TEN YRS TOTAL U.S. Government .. 0.00% 7.00% 0.00% 0.00% 7.00%
U.S. Agencies ....     0.00%      5.21%      9.18%     6.44%      6.40%
Municipal ........     5.84%      7.28%      7.21%     5.53%      6.75%
Total ............     5.84%      6.54%      8.04%     6.26%      6.56%

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INVESTMENT PORTFOLIO (continued)

The following table sets forth the contractual maturities of debt securities classified as available-for-sale at December 31, 1995:

                                 AFTER       AFTER
                      ONE YR    ONE TO     FIVE TO    OVER
(In thousands)       OR LESS   FIVE YRS    TEN YRS   TEN YRS      TOTAL
U.S. Government ..    $3,033     $2,529        $ 0       $ 0     $5,562
U.S. Agencies ....         0      6,422      2,790    40,475     49,687
Municipal ........       140      1,795        221       911      3,067
Corporate ........       807        463          0       512      1,782
Total ............    $3,980    $11,209     $3,011   $41,898    $60,098

The following table depicts the average weighted yields of the available-for-sale investments by maturity at December 31, 1995:

                                 AFTER      AFTER
                      ONE YR    ONE TO     FIVE TO    OVER
                     OR LESS FIVE YRS TEN YRS TEN YRS TOTAL U.S. Government .. 5.20% 5.96% 0.00% 0.00% 5.54%
U.S. Agencies ....     0.00%      6.32%      7.30%     6.73%      6.71%
Municipal ........     4.10%      4.40%      4.97%     5.23%      4.67%
Corporate ........     6.32%      7.39%      0.00%     7.86%      7.04%
Total ............     5.39%      5.97%      7.13%     6.71%      6.51%

The average yields are computed by dividing annual interest income, including the accretion of discounts and amortization of premiums, by the amortized cost of securities at December 31, 1995. The yield on Municipal investments has not been restated on a fully tax equivalent basis.

For additional information see Note 6 on pages 20-21 of the Corporation's 1995 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LOAN DATA

Loans are comprised of the following:
                                             YEAR ENDED DECEMBER 31,
(In thousands)                    1995      1994      1993      1992      1991
Domestic loans:
  Commercial, financial and
   industrial.................  $66,798   $59,943   $54,714   $52,415   $48,311
  Real estate:
    Construction .............    5,910     7,163     5,831     1,927     1,191
    Mortgage .................  141,565   120,392   114,320   100,259    89,068
  Consumer ...................   45,548    46,168    37,802    31,809    33,867
  Leasing and other (net) ....        9         6        15        10         2
Total domestic loans .........  259,830   233,672   212,682   186,420   172,439
Foreign loans ................        0         0         0         0         0
Total domestic and
 foreign loans ...............  259,830   233,672   212,682   186,420   172,439
Unearned income ..............   -4,425    -4,297    -3,736    -3,342    -4,118
Loans net of unearned ........  255,405   229,375   208,946   183,078   168,321
Reserve for loan losses ......   -2,937    -2,638    -2,332    -2,022    -1,630
Net loans .................... $252,468  $226,737  $206,614  $181,056  $166,691

For additional information see Note 7 on page 21-22 of the Corporation's 1995 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MATURITIES AND RATE SENSITIVITY OF THE LOAN PORTFOLIO
(EXCLUDING CONSUMER AND RESIDENTIAL REAL ESTATE LOANS)

The following table shows the amounts of loans (excluding consumer, residential real estate and other loans) outstanding as of December 31, 1995 which, based on remaining scheduled repayments of principal, are due in the periods indicated:

                                                    AFTER
REMAINING MATURITIES                      ONE YR   ONE TO     OVER
(In thousands)                           OR LESS   FIVE YRS  FIVE YRS    TOTAL
Domestic loans:
  Commercial, financial and industrial . $54,597   $10,284    $1,917  $ 66,798
  Real estate construction .............   4,150       808       952     5,910
Foreign loans ..........................       0         0         0         0
Total .................................. $58,747  $ 11,092  $  2,869  $ 72,708

Rate sensitivity:
  Predetermined rate ...................  $3,278    $8,273    $2,818  $ 14,369
  Floating or adjustable rate ..........  55,469     2,819        51    58,339
Total .................................. $58,747  $ 11,092  $  2,869  $ 72,708

Drovers Bancshares Corporation has no set rollover policy. Many of our loans are made on a short-term basis with full intention of renewal at time of maturity. All loans, however, are reviewed on a continual basis for creditworthiness. Should a loan become questionable or approach problem loan status, it then undergoes a formal review process by all appropriate levels of authority.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NONACCRUAL, RESTRUCTURED LOANS AND NONPERFORMING ASSETS

The following table shows loans on nonaccrual status or loans which have been restructured for the past five years:

                                     PRINCIPAL AMOUNT AT YEARS END DECEMBER 31,
(In thousands)                         1995    1994    1993    1992    1991
Domestic:
  Nonaccrual loans ................. $  934  $  416  $  385  $  237   $   551
  90 days past due still accruing ..      9       6       2       3         0
  Restructured loans ...............    791     818       0       0         0
Foreign:
  Nonaccrual loans .................      0       0       0       0         0
  90 days past due still accruing ..      0       0       0       0         0
  Restructured loans ...............      0       0       0       0         0
Total .............................. $1,734  $1,240  $  387  $  240  $    551

Nonaccrual loans as a percentage of net loans increased from 0.18% in 1994 to 0.37% at December 31, 1995. An increase in nonaccrual loans secured by 1-4 family residential mortgages accounted for most of the change, increasing from $246,000 at December 31, 1994 to $651,000 at the end of 1995. These loans are typically well secured. Charge-offs in this category have been low, as can be seen on the Analysis of Reserve for Possible Loan Losses on the following page. Nonaccrual loans as a percentage of loans continues to be well below the Corporation's peer group average of 0.81% as reported September 30, 1995. Restructured loans consists mainly of a single commercial loan, well collateralized by real estate, and performing in compliance with the modified terms.

The following table presents the changes in the balance of other real estate over the past five years:

(In thousands)                         1995    1994    1993    1992    1991
Balance at beginning of year ....... $    0  $  141  $   25  $  131  $   378
Assets acquired by foreclosure
 or repossession ...................    300       0     161     199      131
Dispositions .......................   -106    -152     -32    -281     -296
Other (net) ........................      1      11     -13     -24      -82
Balance at end of year ............. $  195  $    0  $  141  $   25  $   131

Other real estate consists of assets which have been repossessed or acquired through workout situations on defaulted loans.

For additional information on nonperforming assets see Note 1 and Note 7 on pages 17-18 and 21-22, respectively, of the Corporation's 1995 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALYSIS OF RESERVE FOR POSSIBLE LOAN LOSSES

                                               YEARS ENDED DECEMBER 31,
(In thousands)                         1995     1994     1993     1992     1991
Balance, January 1, ................ $ 2,638  $ 2,332  $ 2,022  $ 1,630   $1,251
Provision for loan losses ..........     501      382      447      552      568
Charge-offs:
  Commercial, financial
   and industrial ..................      31       19        0       48      116
  Real estate - construction .......       0        0        0        0        0
  Real estate - mortgage ...........      45        0        0       15        0
  Consumer .........................     257      157      179      155      125
Total charge-offs ..................     333      176      179      218      241
Recoveries:
  Commercial, financial
   and industrial ..................      11        0        0        5        8
  Real estate - construction .......       0        0        0        0        0
  Real estate - mortgage ...........       0        6        0        0        0
  Consumer .........................     120       94       42       53       44
Total recoveries ...................     131      100       42       58       52
Net charge-offs ....................     202       76      137      160      189
Balance, December 31, .............. $ 2,937  $ 2,638  $ 2,332  $ 2,022  $ 1,630
Ratio of net charge-offs to average
 loans outstanding .................   0.08%    0.04%    0.07%    0.09%    0.12%

Drovers Bancshares Corporation manages the risk characteristics of its loan portfolio through various control processes. Risk is further controlled through the application of lending procedures such as the holding of adequate collateral, contractual guarantees, and compensating balances.

Management also considers the amount of recent and expected charge-offs, the loan portfolio mix and changes in the economy when determining the provision for loan losses. Management believes these procedures provide adequate assurance against losses and the level of the Reserve for Possible Loan Losses is sufficient to meet any present or potential risks.

For additional information see Note 1 and Note 7 on pages 17-18 and 21-22, respectively, of the Corporation's 1995 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALLOCATION OF RESERVE FOR POSSIBLE LOAN LOSSES

The following table presents the amount of the allowance allocated to each of the loan categories and the percentage of total loans for the past five years:

                                        YEARS ENDED DECEMBER 31,
                              1995             1994             1993
                                 Percent          Percent          Percent
                                of Loans         of Loans         of Loans
                        Reserve to Total Reserve to Total Reserve to Total
(In thousands)           Amount   Loans   Amount   Loans   Amount   Loans
Commercial, financial
  and industrial ......   $515     26.2%   $630     26.2%   $723     26.2%
Real Estate:
  Construction ........     16      2.3%     29      3.1%     48      2.8%
  Mortgage ............    327     55.3%    204     52.3%    328     54.4%
Consumer ..............    140     16.2%    120     18.4%    110     16.6%
Leasing and other .....      0      0.0%      0      0.0%      0      0.0%
Unallocated ...........  1,939      n/a   1,655      n/a   1,123      n/a
Total ................. $2,937    100.0% $2,638    100.0% $2,332    100.0%

                              YEARS ENDED DECEMBER 31,
                              1992            1991
                                 Percent          Percent
                                of Loans         of Loans
                        Reserve to Total Reserve to Total
(In thousands)           Amount   Loans   Amount   Loans
Commercial, financial
  and industrial ......   $964     28.6%   $616     28.8%
Real Estate:
  Construction ........     45      1.1%     12      0.7%
  Mortgage ............    419     54.4%    440     52.5%
Consumer ..............     86     15.9%    338     18.0%
Leasing and other .....      0      0.0%      0      0.0%
Unallocated ...........    508      n/a     224      n/a
Total ................. $2,022    100.0% $1,630    100.0%

For additional information see Note 1 and Note 7 on pages 17-18 and 21-22, respectively, of the Corporation's 1995 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DEPOSIT STRUCTURE

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, are summarized as follows:

(In thousands)                           1995          1994          1993
Three months or less ..............       $3,996        $1,149        $1,378
Over three months to six months ...        2,336         2,213         1,658
Over six months to twelve months ..        3,061         1,289         1,985
Over twelve months ................        6,798         6,935         4,456
Total .............................      $16,191       $11,586        $9,477



QUARTERLY FINANCIAL DATA
Unaudited
1995
(In thousands,                FIRST      SECOND     THIRD    FOURTH
 except per share data)      QUARTER    QUARTER    QUARTER   QUARTER   TOTAL
Net interest income ......    $3,563     $3,653     $3,667   $3,641   $14,524
Provision for loan losses        105        155        105      136       501
Total noninterest income .       659        683        763      732     2,837
Total noninterest expense
  and income taxes .......     3,085      3,093      3,120    3,281    12,579
Net income ...............    $1,032     $1,088     $1,205    $ 956    $4,281
PER SHARE DATA
Net income ...............     $0.46      $0.49      $0.54    $0.42     $1.91


1994
(In thousands,                FIRST      SECOND     THIRD    FOURTH
 except per share data)      QUARTER    QUARTER    QUARTER   QUARTER   TOTAL
Net interest income ......    $2,947     $3,147     $3,316   $3,484   $12,894
Provision for loan losses        111        111         84       76       382
Total noninterest income .       711        687        579      480     2,457
Total noninterest expense
  and income taxes .......     2,600      2,754      2,859    2,987    11,200
Net income ...............     $ 947      $ 969      $ 952    $ 901    $3,769
PER SHARE DATA
Net income ...............     $0.42      $0.43      $0.43    $0.41     $1.69

Data adjusted for 7% stock dividend issued in 1995 and the 5 for 4 stock split in the form of a 25% stock dividend issued in 1994.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTEREST DIFFERENTIAL

                                                  December 31,
                                           1995                1994
(In thousands)                     VOLUME  RATE  TOTAL VOLUME  RATE TOTAL
INTEREST INCOME
Increase (decrease) in:
Money market investments and
 Interest-bearing deposits
 with banks ......................   $-26   $52    $26    $34    $3   $37
Federal funds sold ...............      0    -2     -2    -24     3   -21
Total money market investments ...    -26    50     24     10     6    16
Investment securities
 Taxable investment securities ...   -129   594    465    -42  -142  -184
 Equity securities ...............     41    15     56    -11   -38   -49
 Tax-exempt investment securities      -9   -58    -67   -103   -42  -145
Total investment securities ......    -97   551    454   -156  -222  -378
Total loans ......................  2,736 1,539  4,275  1,472  -255 1,217
Total interest income ............  2,613 2,140  4,753  1,326  -471   855

INTEREST EXPENSE
Increase (decrease) in:
Interest-bearing deposits
 Demand ..........................    -12    15      3     63  -216  -153
 Savings .........................   -326   130   -196     39  -248  -209
 Time ............................  1,587 1,043  2,630    358  -327    31
Total interest-bearing deposits ..  1,249 1,188  2,437    460  -791  -331
Borrowed funds
 Short-term borrowings ...........    174    21    195    -39   105    66
 Long-term borrowings ............    380   111    491    321   104   425
Total borrowed funds .............    554   132    686    282   209   491
Total interest expense ...........  1,803 1,320  3,123    742  -582   160
Increase in interest differential    $810  $820 $1,630   $584  $111  $695

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in cash.

Drovers Bancshares Corporation and Subsidiaries
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The principal executive officers of Drovers Bancshares Corporation and its principal subsidiary, The Drovers & Mechanics Bank, as of January 1, 1996, are as follows:

Name:  Richard M. Linder                 Age:  64
Position and Office: Chairman of the Board of Drovers Bancshares Corporation and The Drovers & Mechanics Bank. Mr. Linder joined the organization in 1974. He was appointed President and Chief Executive Officer in 1977, and has served as Chairman of the Board since 1979. Mr. Linder will be retiring from Drovers Bank on March 1, 1996.

Name:  A. Richard Pugh                   Age:  55
Position and Office: President and Chief Executive Officer of Drovers Bancshares Corporation and The Drovers & Mechanics Bank. Mr. Pugh joined the organization in 1988, he was appointed President in 1990 and C.E.O. in 1994. He has extensive and diversified experience in bank management. Mr. Pugh will succeed Mr. Linder as Chairman of the Board effective March 1, 1996.

Name:  George L.F. Guyer, Jr.            Age:  62
Position and Office: Senior Vice President and Secretary of Drovers Bancshares Corporation and The Drovers & Mechanics Bank. Mr. Guyer joined the organization in 1964. He served as Marketing Coordinator from 1972 to 1990.

Name:  Michael J. Groft                  Age:  40
Position and Office: Executive Vice President of Drovers Bancshares Corporation and Executive Vice President and Senior Loan Officer of The Drovers & Mechanics Bank. Mr. Groft joined the organization in March 1978. He has served in various loan officer positions since 1978.

Name:  Debra A. Goodling                 Age:  37
Position and Office: Executive Vice President and Treasurer of Drovers Bancshares Corporation and Executive Vice President, Treasurer and Chief Financial Officer of The Drovers & Mechanics Bank. Ms. Goodling joined the organization in February 1977. She has served in various financial officer positions since 1981.

Name:  Lorie Y. Runion                   Age:  44
Position and Office: Senior Vice President-Marketing and Human Resources of The Drovers & Mechanics Bank. Ms. Runion joined the organization in 1983. She has served in various Human Resource positions since 1983 and assumed responsibility for Marketing in 1990.

Name:  Kerry McLaughlin                  Age:  41
Position and Office: Senior Vice President and Senior Trust Officer of The Drovers & Mechanics Bank. Mr. McLaughlin joined the organization in April 1992. He has extensive experience in the banking industry, specializing in the Trust function. Prior to joining Drovers Bank, Mr. McLaughlin was employed with the Trust Group of United Carolina Bank of South Carolina in the position of Vice President and Trust Officer.

Name:  Shawn A. Stine                    Age:  40
Position and Office: Senior Vice President and Senior Corporate Banking Officer of The Drovers & Mechanics Bank. Mr. Stine joined the organization in August 1991 in the position of Vice President and Senior Corporate Banking Officer. Prior to joining Drovers Bank, Mr. Stine was employed with Hamilton Bank of York Pennsylvania in the position of Vice President and Relationship Manager.

Additional information required for this item is contained on pages 3-8 of the
Definitive Proxy Statement dated April 19, 1996.                       20
Drovers Bancshares Corporation and Subsidiaries
PART IV.  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 DROVERS BANCSHARES CORPORATION       Date ___March 27, 1996__________
        (Registrant)

                 By___/s/__A. Richard Pugh ______________
                   A. Richard Pugh, Chairman of the Board,
                   President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


   __/s/__L. Doyle Ankrum___________     _________________________________
   L. Doyle Ankrum, Director             Frank Motter, Director


   __/s/__Josephine D. Appell_______     __/s/__Robert L. Myers, Jr.______
   Josephine D. Appell, Director         Robert L. Myers, Jr., Director


   __/s/__J. Samuel Gregory_________     __/s/__Harlowe R. Prindle________
   J. Samuel Gregory, Director           Harlowe R. Prindle, Director


   __/s/__Daniel E. Hess____________     _________________________________
   Daniel E. Hess, Director              Basil A. Shorb, III, Director


   __/s/__George W. Hodges__________     __/s/__D. John Sparler, Jr.______
   George W. Hodges, Director            D. John Sparler, Jr., Director


   __/s/__Herbert D. Lavetan________     __/s/__Robert H. Stewart, Jr.____
   Herbert D. Lavetan, Director          Robert H. Stewart, Jr., Director


   __/s/__Richard M. Linder_________     __/s/__John U. Wisotzkey_________
   Richard M. Linder, Director           John U. Wisotzkey, Director


   __/s/__David C. McIntosh_________     _________________________________
   David C. McIntosh, Director           Delaine A. Zimmer, Director


   __/s/__Debra A. Goodling_________     __/s/__John D. Blecher___________
   Debra A. Goodling, Executive Vice     John D. Blecher, Vice President
   President and Treasurer               and Assistant Treasurer
   Principal Financial Officer           Principal Accounting Officer

EXHIBIT 23
DROVERS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We consent to the incorporation by reference in this Form 10-K of Drovers Bancshares Corporation and Subsidiaries of our report dated January 18, 1996, included in the 1995 Annual Report to Shareholders of Drovers Bancshares Corporation and Subsidiaries.

We also consent to the incorporation by reference in the Registration Statement (Form S-3) pertaining to the shelf registration of the Dividend Reinvestment and Stock Purchase Plan of Drovers Bancshares Corporation and Subsidiaries of our report dated January 18, 1996, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Form 10-K of Drovers Bancshares Corporation and Subsidiaries.



/S/ Harry Ness & Company

York, Pennsylvania

March 20, 1996