Form 10-Q
period 1996-03-31
DROVERS BANCSHARES CORP
filed 1996-05-10
CIK 703109

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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



               Class                      Outstanding at March 31, 1996
           Common Stock                          2,243,529 Shares

Drovers Bancshares Corporation and Subsidiaries
CONTENTS
PART I  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

  Consolidated Statements of Condition .....................................  3
   March 31, 1996 and December 31, 1995

  Consolidated Statements of Income ........................................  4
   Three Months Ended March 31, 1996 and 1995

  Consolidated Statements of Cash Flows ....................................  5
   Three Months Ended March 31, 1996 and 1995

  Notes to Consolidated Financial Statements ...............................  6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ..............................  9

PART II  OTHER INFORMATION
 SIGNATURES ................................................................ 13

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CONDITION
(In thousands)

                                                            MARCH 31,  DEC 31,
ASSETS                                                         1996      1995
Cash and due from banks ..................................  $ 15,169   $ 17,418
Money market investments .................................     3,054      1,353
Investment securities (fair value $95,152 and $92,554) ...    94,669     91,823

Loans (net of unearned income of $4,052 and $4,425) ......   256,125    255,405
Reserve for loan losses ..................................     2,985      2,937
Net loans ................................................   253,140    252,468

Bank premises and equipment ..............................    14,058     13,880
Other assets .............................................     6,311      5,849
TOTAL ASSETS .............................................  $386,401   $382,791

LIABILITIES
Deposits:
Noninterest-bearing ......................................  $ 34,009   $ 34,154
Interest-bearing .........................................   271,671    272,499
Total deposits ...........................................   305,680    306,653
Federal funds purchased and securities sold under
 agreements to repurchase ................................    10,931      7,302
Other borrowings .........................................    30,126     30,172
Other liabilities ........................................     4,324      3,743
TOTAL LIABILITIES ........................................   351,061    347,870

SHAREHOLDERS' EQUITY
Common stock($5 par value), 10,000,000 shares authorized;
 issued and outstanding--2,243,529 shares in 1996 and
 2,240,775 shares in 1995 ................................    11,218     11,204
Additional paid-in capital ...............................    14,644     14,657
Retained earnings ........................................     9,302      8,536
Unrealized holding gains on available-for-sale
 securities ..............................................       176        524
TOTAL SHAREHOLDERS' EQUITY ...............................    35,340     34,921
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............  $386,401   $382,791


See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)          THREE MONTHS
                                              ENDED MARCH 31,
                                              1996      1995
INTEREST INCOME
Interest and fees on loans ................  $5,569   $5,052
Interest on deposits with banks ...........      68       22
Interest on federal funds sold ............       0        0
Interest and dividends on
 investment securities ....................   1,442    1,562
Total interest income .....................   7,079    6,636
INTEREST EXPENSE
Interest on deposits ......................   2,873    2,525
Federal funds purchased and securities
 sold under agreements to repurchase ......      99      164
Interest on borrowed funds ................     461      384
Total interest expense ....................   3,433    3,073
Net interest income .......................   3,646    3,563
Provision for loan losses .................     105      105
Net interest income after
 provision for loan losses ................   3,541    3,458
OTHER INCOME
Trust department income ...................     234      240
Service charges on deposit accounts .......     252      232
Securities gains ..........................     200       47
Net gains on residential
 mortgage loan sales ......................      92       25
Equity in losses of real estate venture ...     -38      -23
Other .....................................     162      138
Total other income ........................     902      659
OTHER EXPENSES
Salaries and employee benefits ............   1,762    1,579
Occupancy and premises ....................     193      174
Furniture and equipment ...................     202      166
FDIC insurance ............................       1      160
Marketing .................................     136       88
Net (gain) cost of operation
 of other real estate .....................      13        0
Office supplies ...........................      95       67
Other taxes ...............................      86       72
Other operating expense ...................     518      416
Total other expenses ......................   3,006    2,722
Income before income taxes ................   1,437    1,395
Applicable income taxes ...................     289      363
NET INCOME ................................ $ 1,148  $ 1,032
PER SHARE DATA
Net income ................................  $ 0.51   $ 0.46
Dividends .................................  $ 0.17   $ 0.14
See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                              THREE MONTHS
                                                           ENDED MARCH 31,
                                                          1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................   $  1,148   $  1,032
Adjustments to reconcile net income to net cash
 from operating activities:
Depreciation ........................................        230        223
Net amortization of investment security premiums ....         15         34
Provision for loan losses ...........................        105        105
Gain on sale of securities held-to-maturity .........         -7          0
Gain on sale of securities available-for-sale .......       -194        -47
Loans originated for sale ...........................     -4,292          0
Proceeds from sales of loans ........................      4,437          0
Gain on sale of loans ...............................        -92        -25
(Gain) loss on sale of other real estate ............         -2          0
Net deferred loan fees ..............................        -83        -46
Equity in loss of real estate venture................         38         23
Increase in interest/dividends receivable ...........        -59       -236
Increase (decrease) in interest payable .............       -126        146
Increase in other assets ............................       -385       -484
Increase in other liabilities .......................        689        667
Other non-cash items ................................         11          0
Net cash provided by operating activities ...........      1,433      1,392
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of securities
 held-to-maturity ...................................      1,412        980
Proceeds from sales and maturities of securities
 available-for-sale .................................      8,739      1,421
Purchases of securities held-to-maturity ............          0       -274
Purchases of securities available-for-sale ..........    -13,339     -2,057
Increase in net loans ...............................       -781     -5,129
Capital expenditures ................................       -397       -109
Proceeds from sale of fixed assets ..................          1          0
Proceeds from sale of other real estate .............        137          0
Net cash used in investing activities ...............     -4,228     -5,168
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits
 and savings accounts ...............................     -2,566     -6,563
Net increase in certificates of deposit .............      1,610     15,284
Net increase (decrease) in federal funds purchased
 and repurchase agreements ..........................      3,629     -7,488
Net increase (decrease) in other borrowings .........        -39      3,962
Payments made for capital leases ....................         -7         -6
Dividends paid ......................................       -381       -314
Proceeds from issuance of common stock ..............          1         83
Net cash provided by financing activities ...........      2,247      4,958
NET INCREASE IN CASH & CASH EQUIVALENTS .............      - 548      1,182
CASH & CASH EQUIVALENTS AT JANUARY 1, ...............     18,771     12,508
CASH & CASH EQUIVALENTS AT MARCH 31, ................   $ 18,223   $ 13,690
See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (including normal recurring accruals) considered necessary to present fairly Drovers Bancshares' financial position as of March 31, 1996 and December 31, 1995. Operating results and changes in cash flows for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended
December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Annual Report for the year ended December 31, 1995.

NOTE B - ACCOUNTING POLICIES - MORTGAGE SERVICING RIGHTS

Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 122 (SFAS No. 122), "Accounting for Mortgage Servicing Rights." The Standard was issued in May 1995 and was effective for any mortgage banking enterprise beginning for fiscal years after December 15, 1995.
Statement No. 122 requires mortgage servicers that sell loans and retain servicing rights to allocate the total cost of the loans to the servicing rights and loans based on fair value. The mortgage servicing rights are amortized over the expected life of the serviced loans. The Corporation evaluates the fair value of the rights each quarter and recognizes impairment immediately if it occurs. This Standard only effects loans sold after December 31, 1995. In addition, any mortgages designated as held for sale are valued at the lower of cost or fair value. Mortgage loans that the Corporation has both the ability and intent to hold for the foreseeable future or until maturity are classified as a long-term investment.

NOTE C - CALCULATION OF EARNINGS PER SHARE

On September 27, 1995, the Board of Directors declared a seven percent stock dividend payable November 10, 1995. Earnings per share are based on the weighted average shares of stock outstanding during each period, giving retroactive effect to the stock dividend.

NOTE D - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities classified as held-to-maturity as of March 31, 1996 are as follows:

                                                     Gross      Gross
                                        Amortized Unrealized Unrealized    Fair
(In thousands)                             Cost      Gains      Losses     Value
US Treasury securities and obligations
 of US government corp and agencies ...   $ 1,000  $     31  $      0  $ 1,031
Obligations of states and political
 subdivisions .........................    10,881       556        11   11,426
Mortgage-backed securities and
 collateralized mortgage obligations ..    15,651       167       260   15,558
Total investment securities ...........   $27,532  $    754  $    271 $ 28,015

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE D - INVESTMENT SECURITIES, continued

The amortized cost and estimated fair value of investment securities classified as available-for-sale as of March 31, 1996 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains      Losses     Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 18,946 $ 158 $ 89 $ 19,015 Obligations of states and political
 subdivisions ........................     3,606        12        10      3,608
Corporate obligations ................     1,263        10         1      1,272
Mortgage-backed securities and
 collateralized mortgage obligations .    39,817       416       322     39,911
Total debt securities ................    63,632       596       422     63,806
Equity securities ....................     3,239        93         1      3,331
Total investment securities ..........  $ 66,871  $    689   $   423   $ 67,137

The amortized cost and estimated fair value of investment securities classified as held-to-maturity as of December 31, 1995 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains     Losses      Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 1,000 $ 50 $ 0 $ 1,050 Obligations of states and political
 subdivisions ........................    11,421       667         8     12,080
Mortgage-backed securities and
 collateralized mortgage obligations .    16,501       217       195     16,523
Total investment securities ..........  $ 28,922  $    934   $   203   $ 29,653

The amortized cost and estimated fair value of investment securities classified as available-for-sale as of December 31, 1995 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains     Losses      Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 16,882 $ 220 $ 53 $ 17,049 Obligations of states and political
 subdivisions ........................     3,047        23         2      3,068
Corporate obligations.................     1,768        16         2      1,782
Mortgage-backed securities and
 collateralized mortgage obligations .    37,682       678       161     38,199
Total debt securities ................    59,379       937       218     60,098
Equity securities ....................     2,727        78         2      2,803
Total investment securities ..........  $ 62,106  $  1,015   $   220   $ 62,901

For additional information, see pages 20-21 of the Corporation's 1995 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE E - LOANS

Loans are comprised of the following as of March 31, 1996 and December 31, 1995:

                                                           MARCH 31,   DEC 31,
(In thousands)                                               1996      1995
Commercial, financial and Industrial loans .............   $ 65,486  $ 66,840
Real estate mortgage loans:
  Real estate construction-related .....................      6,450     5,910
  Real estate mortgage loans secured by
    1-4 family residential properties ..................     93,942    91,262
  Other real estate ....................................     51,250    49,903
Total real estate mortgage loans .......................    151,642   147,075
Consumer loans:
  Monthly payment ......................................     37,451    39,987
  Other revolving credit ...............................      1,488     1,494
Total consumer loans ...................................     38,939    41,481
Leasing and other ......................................         58         9
Total loans ............................................   $256,125  $255,405

Changes in the reserve for loan losses for the periods ended March 31, were as follows:

(In thousands)                                               1996       1995
Balance, beginning of year .............................  $  2,937   $  2,638
Provision for loan losses ..............................       105        105
LESS: Loans charged-off ................................       130         70
Recoveries .............................................        73         39
Balance, March 31 ......................................  $  2,985   $  2,712

As of March 31, 1996, the total recorded investment in impaired loans was $2,576,000. The amount of that recorded investment for which there is a related reserve for loan losses is $0. Loans classified as impaired as a result of troubled debt restructurings that are in compliance with modified terms recognize interest under the accrual method of accounting. Interest on all other impaired loans is recognized on a cash basis. The year-to-date average recorded investment in impaired loans was $867,000. The Corporation recognized interest income on those impaired loans of $48,000. Interest income recognized on a cash basis would have been $59,000. Nonaccrual loans at March 31, 1996 were $2,634,000 compared to $934,000 at December 31, 1995 and $354,000 at March 31, 1995.

Residential mortgage loans with a book value of $2,224,000 were held for sale at March 31, 1996. The cumulative fair value exceeded the book value of these loans. Loans held for sale are included in total loans. During the first quarter of 1996, the Corporation capitalized $35,000 in mortgage servicing rights and amortized $1,000.

For additional information, see pages 21-22 of the Corporation's 1995 annual report.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The following comparison of actual balances indicates how the Corporation has generated and employed its funds for the three months ending March 31, 1996:
                                        BALANCE                       BALANCE
                                        MARCH 31,  INCREASE            DEC 31,
                                         1996    (DECREASE)     %      1995
FUNDING USES:                                         (In thousands)
Money market investments ............  $  3,054      1,701   125.7%  $  1,353
Investment securities ...............    94,669      2,846     3.1%    91,823
Loans (net) .........................   253,140        672     0.3%   252,468
Total interest-bearing assets .......   350,863      5,219     1.5%   345,644
Noninterest-bearing assets ..........    35,538     -1,609    -4.3%    37,147
TOTAL USES ..........................  $386,401    $ 3,610     0.9%  $382,791
FUNDING SOURCES:
Interest-bearing demand deposits ....  $ 41,394    $ 1,416     3.5%  $ 39,978
Savings deposits ....................    63,514     -4,682    -6.9%    68,196
Time deposits .......................   166,763      2,438     1.5%   164,325
Short-term borrowings ...............    10,931      3,629    49.7%     7,302
Long-term borrowings ................    30,126      -  46    -0.2%    30,172
Total interest-bearing liabilities ..   312,728      2,755     0.9%   309,973
Noninterest-bearing demand deposits .    34,009      - 145    -0.4%    34,154
Other liabilities ...................     4,324        581    15.5%     3,743
Shareholders' equity ................    35,340        419     1.2%    34,921
TOTAL SOURCES .......................  $386,401    $ 3,610     0.9%  $382,791

Total assets increased $3,610,000, or 0.9%, since December 31, 1995. An increase in money market investments and investment securities accounted for most of the growth in total assets. Net loans increased only $672,000 during the quarter. Note E shows the various loan types and the balances at March 31, 1996 compared to the end of the previous year. Demand for commercial loans and other real estate loans was flat during the quarter. Volume in this area is expected to increase in the second quarter. Lower interest rates increased demand for 1-4 family residential mortgage loans which caused balances to increase $2,680,000. Monthly payment consumer loans, mainly automobile loans, decreased $2,536,000. The Corporation traditionally generates most of its auto loans through local auto dealers. Competition among lenders for these loans has increased in the last six months and driven down interest rates. These loans have historically suffered higher credit losses than other segments of the portfolio. The Corporation has maintained above market rates throughout this period which has caused balances to slowly fall.

The increase in assets was funded primarily by an increase in deposits. The Corporation introduced a new interest-bearing demand account late in 1995. The product helped increase these balances $1,416,000 since year-end. Savings deposits show a decrease of $4,682,000 since December 31, 1995. During the quarter, the Corporation eliminated its cash management savings product switching customers to repurchase agreements which are shown as short-term borrowings. The change allows the Corporation more flexibility in providing sweep arrangements to corporate customers.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LOAN QUALITY

Impaired loans at March 31, 1996 were $2,536,000 compared to $851,000 at December 31, 1995. The increase was caused by a single customer declaring bankruptcy with loans of $1,755,000. The loans are fully collateralized and the Corporation expects to collect all principle and interest. The loan is currently on nonaccrual status which accounted for most of the increase in nonaccrual loans.

Loan charge-offs were $130,000 in the first quarter, including $81,000 in consumer loans. Total 1995 charge-offs were $333,000. The increase in charge-offs is partly due to an increase in real estate losses on residential property. First quarter real estate losses were $36,000 compared to $45,000 for all of 1995 and $0 for the preceding two years. Recoveries were $73,000 in the first quarter. Last year's total was $131,000. Consumer and real estate loan charge-offs are expected to level-off or decline in the second quarter.

RESULTS OF OPERATION

Drovers Bancshares recorded net income of $1,148,000 and $1,032,000 for the three months ended March 31, 1996 and 1995, respectively.

The return on assets (ROA) and return on equity (ROE) for the three months ended March 31, 1996 was 1.21% and 13.01%, respectively. This compares to an ROA and ROE for the same period last year of 1.18% and 13.65%, respectively.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other sources of funds. The following table presents the trends in net interest income:

                                      THREE MONTHS
                                      ENDED MAR 31,
(In thousands)                   1996      1995  96/95
Interest income ............  $ 7,079  $ 6,636   6.7%
Interest expense ...........    3,433    3,073  11.7%
Net interest income ........    3,646    3,563   2.3%
Provision for loan losses ..      105      105   0.0%
Net interest income after
 provision for loan losses .  $ 3,541  $ 3,458   2.4%

The corporation's largest category of earning assets consists of loans to businesses and individuals. The majority of earning assets are supported by interest-bearing commercial and consumer deposits and shareholders' equity. Changes in net interest income are determined by variations in the volume and mix of assets and liabilities as well as their sensitivity to interest rate movements.

Net interest income increased $83,000, or 2.4%, compared to the first quarter last year. The Corporation's deposits are not as sensitive to interest rate

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET INTEREST INCOME, continued

movements as the repriceable assets which they help fund. Falling interest rates throughout the last half of 1995 and early 1996 have squeezed the Corporation's net interest spread and margin. The first quarter net interest spread and margin were 3.65% and 4.16%, respectively. This compares to a spread and margin of 3.88% and 4.39%, respectively, in the first quarter of 1995.

As discussed earlier, the Corporation increased it holdings of residential mortgage loans with fixed interest rates. In addition, the Corporation sold about $5,500,000 in variable rate investment securities during the first quarter. The proceeds were invested primarily in fixed rate securities at interest rates at or above the current rates on the variable securities. The increased holdings in fixed rate assets should help protect the Corporation from further interest rate declines.

NONINTEREST INCOME
                                           THREE MONTHS
                                           ENDED MAR 31,
(In thousands)                          1996   1995  96/95
Trust department income .............  $ 234   $240   -2.5%
Service charges on deposit accounts .    252    232    8.6%
Securities gains ....................    200     47  325.5%
Net gains on residential
 mortgage loan sales ................     92     25  268.0%
Equity in earnings (losses) of
 real estate venture ................    -38    -23   65.2%
Other ...............................    162    138   17.4%
Total ...............................  $ 902  $ 659   36.9%

Noninterest income increased $243,000, or 36.9%, compared to the first quarter last year. Lower interest rates provided the Corporation an opportunity to restructure part of its investment portfolio resulting in securities gains of $200,000. The lower interest rates also increased demand for residential mortgage loans and increased the net gains on residential mortgage loan sales. The gains were also boosted by the adoption of SFAS No. 122, "Accounting for Mortgage Servicing Rights." The Standard causes gains to increase for sales of mortgages where servicing is retained. Gains were increased $35,000 as a result of implementing the Standard.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST EXPENSE
                                         THREE MONTHS
                                         ENDED MAR 31,
(In thousands)                     1996    1995   96/95
Salaries and employee benefits .  $1,762  $1,579   11.6%
Occupancy and premises .........     193     174   10.9%
Furniture and equipment ........     202     166   21.7%
FDIC insurance .................       1     160  -99.4%
Marketing expense ..............     136      88   54.5%
Net (gain) cost of operation
 of other real estate ..........      13       0  999.9%
Office supplies ................      95      67   41.8%
Other taxes ....................      86      72   19.4%
Other operating expense ........     518     416   24.5%
Total ..........................  $3,006  $2,722   10.4%

Noninterest expense increased $284,000, or 10.4%, compared to the first quarter of 1995. Salaries and employee benefits increased $183,000, or 11.6%. Salaries increased $140,000, or 11.4%, due to increased staffing levels and annual salary increases. Full-time equivalents were 193 at March 31, 1996 compared to 183 one year ago.

Occupancy and premises increased $19,000, or 10.9%, mainly due to higher snow removal and utility costs caused by an unusually harsh winter. Furniture and equipment expense increased $36,000 due to higher equipment depreciation for renovation costs and installation of a wide-area network in the fourth quarter of 1995.

FDIC insurance fell to $1,000 as the minimum assessment rate was eliminated. Marketing expense increased $84,000, or 54.5%, due to the first quarter promotion of a new "Winner" checking product. Office supplies increased $28,000, or 41.8%. The increase was caused by the timing of certain supply purchases and costs of free checks provided to new "Winner" customers.

Other operating expenses increased $102,000. About $60,000 of the change was due to non-recurring expenses. Expenses to purchase checking account benefits from a third party for "Winner" customers were $16,000.

TAXATION

The Corporation recognized a provision for income taxes of $289,000 for the three months ending March 31, 1996. The average tax rate, applicable income taxes divided by income before taxes, was 20.1%. This compares to an average tax rate of 26.0% for the same period in 1995. The lower tax rate is due to the $400,000 in expected historic tax credits from the Elm View Limited Partnership. The Partnership owns a 32 apartment low income housing development which opened in the first quarter of 1996.

Drovers Bancshares Corporation and Subsidiaries
PART II  OTHER INFORMATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DROVERS BANCSHARES CORPORATION




                                   __/s/_A._Richard Pugh___________________
                                   A. Richard Pugh, Chairman, President and
                                   Chief Executive Officer




                                   __/s/_Debra_A._Goodling_________________
                                   Debra A. Goodling, Executive Vice President
                                     and Treasurer
                                   Principal Financial Officer




                                   __/s/_John_D._Blecher___________________
                                   John D. Blecher, Vice President and
                                     Assistant Treasurer
                                   Principal Accounting Officer


                                   Date:  May 7, 1996