Form 10-Q
period 1996-06-30
DROVERS BANCSHARES CORP
filed 1996-08-08
CIK 703109

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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



               Class                      Outstanding at June 30, 1996
           Common Stock                         2,809,093 Shares

Drovers Bancshares Corporation and Subsidiaries
CONTENTS
PART I  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

  Consolidated Statements of Condition .....................................  3
   June 30, 1996 and December 31, 1995

  Consolidated Statements of Income ........................................  4
   Three Months Ended June 30, 1996 and 1995
   Six Months Ended June 30, 1996 and 1995

  Consolidated Statements of Cash Flows ....................................  5
   Six Months Ended June 30, 1996 and 1995

  Notes to Consolidated Financial Statements ...............................  6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ..............................  9

PART II  OTHER INFORMATION
 SIGNATURES ................................................................ 13

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CONDITION
(In thousands)

                                                             JUNE 30,  DEC 31,
ASSETS                                                         1996      1995
Cash and due from banks ..................................  $ 17,550   $ 17,418
Money market investments .................................       170      1,353
Investment securities (fair value $110,501 and $92,554) ..   110,243     91,823

Loans (net of unearned income of $3,762 and $4,425) ......   265,172    255,405
Reserve for loan losses ..................................     3,093      2,937
Net loans ................................................   262,079    252,468

Bank premises and equipment ..............................    13,980     13,880
Other assets .............................................     6,381      5,849
TOTAL ASSETS .............................................  $410,403   $382,791

LIABILITIES
Deposits:
Noninterest-bearing ......................................  $ 38,289   $ 34,154
Interest-bearing .........................................   275,556    272,499
Total deposits ...........................................   313,845    306,653
Federal funds purchased and securities sold under
 agreements to repurchase ................................    18,843      7,302
Other borrowings .........................................    38,480     30,172
Other liabilities ........................................     3,462      3,743
TOTAL LIABILITIES ........................................   374,630    347,870

SHAREHOLDERS' EQUITY
Common stock($5 par value), 10,000,000 shares authorized;
 issued and outstanding--2,809,093 shares in 1996 and
 2,240,775 shares in 1995 ................................    14,046     11,204
Additional paid-in capital ...............................    14,708     14,657
Retained earnings ........................................     7,322      8,536
Unrealized holding gains (losses) on available-for-sale
 securities ..............................................      -303        524
TOTAL SHAREHOLDERS' EQUITY ...............................    35,773     34,921
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............  $410,403   $382,791


See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)          THREE MONTHS          SIX MONTHS
                                              ENDED JUNE 30,      ENDED JUNE 30,
                                              1996     1995      1996      1995
INTEREST INCOME
Interest and fees on loans ................  $5,649   $5,417   $11,218   $10,469
Interest on deposits with banks ...........      21        9        89        31
Interest on federal funds sold ............       0        0         0         0
Interest and dividends on
 investment securities ....................   1,602    1,600     3,044     3,162
Total interest income .....................   7,272    7,026    14,351    13,662
INTEREST EXPENSE
Interest on deposits ......................   2,846    2,824     5,719     5,349
Federal funds purchased and securities
 sold under agreements to repurchase ......     180      148       279       312
Interest on borrowed funds ................     500      401       961       785
Total interest expense ....................   3,526    3,373     6,959     6,446
Net interest income .......................   3,746    3,653     7,392     7,216
Provision for loan losses .................     180      155       285       260
Net interest income after
 provision for loan losses ................   3,566    3,498     7,107     6,956
OTHER INCOME
Trust department income ...................     268      234       502       474
Service charges on deposit accounts .......     294      252       546       484
Securities gains ..........................      66        9       266        56
Net gains on residential
 mortgage loan sales ......................      97       53       189        78
Equity in losses of real estate venture ...     -40       -9       -78       -32
Other .....................................     178      144       340       282
Total other income ........................     863      683     1,765     1,342
OTHER EXPENSES
Salaries and employee benefits ............   1,666    1,548     3,428     3,127
Occupancy and premises ....................     208      184       401       358
Furniture and equipment ...................     210      170       412       336
FDIC insurance ............................       1      160         2       320
Marketing .................................     136       88       272       176
Net (gain) cost of operation
 of other real estate .....................       2        1        15         1
Office supplies ...........................      94       78       189       145
Other taxes ...............................      81       73       167       145
Other operating expense ...................     493      404     1,011       820
Total other expenses ......................   2,891    2,706     5,897     5,428
Income before income taxes ................   1,538    1,475     2,975     2,870
Applicable income taxes ...................     327      387       616       750
NET INCOME ................................ $ 1,211  $ 1,088   $ 2,359   $ 2,120
PER SHARE DATA
Net income ................................  $ 0.43   $ 0.39   $  0.84   $  0.76
Dividends .................................  $ 0.14   $ 0.13   $  0.27   $  0.24
See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                               SIX MONTHS
                                                           ENDED JUNE 30,
                                                          1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................   $  2,359   $  2,120
Adjustments to reconcile net income to net cash
 from operating activities:
Depreciation ........................................        560        451
Net amortization of investment security premiums ....         34         55
Provision for loan losses ...........................        285        260
Gain on sale of securities held-to-maturity .........        -11         -9
Gain on sale of securities available-for-sale .......       -255        -47
Loans originated for sale ...........................     -9,557          0
Proceeds from sales of loans ........................      9,879          0
Gain on sale of loans ...............................       -189        -78
Net deferred loan fees ..............................       -119        -62
Equity in loss of real estate venture................         78         32
Increase in interest/dividends receivable ...........       -159       -323
Increase (decrease) in interest payable .............       -181        314
Increase in other assets ............................       -139       -500
Increase (decrease) in other liabilities ............       -122        183
Other non-cash items ................................          9          0
Net cash provided by operating activities ...........      2,472      2,396
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of securities
 held-to-maturity ...................................      3,438      3,029
Proceeds from sales and maturities of securities
 available-for-sale .................................     12,137      3,188
Purchases of securities held-to-maturity ............       -943     -1,371
Purchases of securities available-for-sale ..........    -34,074     -4,492
Increase in net loans ...............................     -9,990    -18,539
Capital expenditures ................................       -633       -195
Proceeds from sale of fixed assets ..................          1          1
Purchase of investment in real estate venture .......          0       -450
Proceeds from sale of other real estate .............        156         95
Net cash used in investing activities ...............    -29,908    -18,734
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits
 and savings accounts ...............................      3,706     -2,745
Net increase in certificates of deposit .............      3,509     21,716
Net increase (decrease) in federal funds purchased
 and repurchase agreements ..........................     11,541     -7,005
Net increase in other borrowings ....................      8,323      7,889
Payments made for capital leases ....................        -14        -13
Dividends paid ......................................       -763       -670
Proceeds from issuance of common stock ..............         83         83
Net cash provided by financing activities ...........     26,385     19,255
NET INCREASE IN CASH & CASH EQUIVALENTS .............     -1,051      2,917
CASH & CASH EQUIVALENTS AT JANUARY 1, ...............     18,771     12,508
CASH & CASH EQUIVALENTS AT JUNE 30, .................   $ 17,720   $ 15,425
See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (including normal recurring accruals) considered necessary to present fairly Drovers Bancshares' financial position as of June 30, 1996 and December 31, 1995. Operating results and changes in cash flows for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Annual Report for the year ended December 31, 1995.

NOTE B - ACCOUNTING POLICIES - MORTGAGE SERVICING RIGHTS

Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 122 (SFAS No. 122), "Accounting for Mortgage Servicing Rights." The Standard was issued in May 1995 and was effective for any mortgage banking enterprise beginning for fiscal years after December 15, 1995.
Statement No. 122 requires mortgage servicers that sell loans and retain servicing rights to allocate the total cost of the loans to the servicing rights and loans based on fair value. The mortgage servicing rights are amortized over the expected life of the serviced loans. The Corporation evaluates the fair value of the rights each quarter and recognizes impairment immediately if it occurs. This Standard only affects loans sold after December 31, 1995. In addition, any mortgages designated as held for sale are valued at the lower of cost or fair value. Mortgage loans that the Corporation has both the ability and intent to hold for the foreseeable future or until maturity are classified as a long-term investment.

NOTE C - CALCULATION OF EARNINGS PER SHARE

On June 27, 1996, the Board of Directors declared a 5 for 4 stock split in the form of a 25% stock dividend payable August 16, 1996 to shareholders of record July 19, 1996. The Corporation also paid a 7% stock dividend on November 10, 1995. Earnings per share are based on the weighted average shares of stock outstanding during each period, giving retroactive effect to the stock dividends.

NOTE D - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities classified as held-to-maturity as of June 30, 1996 are as follows:

                                                     Gross      Gross
                                        Amortized Unrealized Unrealized    Fair
(In thousands)                             Cost      Gains      Losses     Value
US Treasury securities and obligations
 of US government corp and agencies ...   $ 1,000  $     13  $      0  $ 1,013
Obligations of states and political
 subdivisions .........................    10,879       448        50   11,277
Mortgage-backed securities and
 collateralized mortgage obligations ..    14,587       130       283   14,434
Total investment securities ...........   $26,466  $    591  $    333  $26,724

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE D - INVESTMENT SECURITIES, continued

The amortized cost and estimated fair value of investment securities classified as available-for-sale as of June 30, 1996 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains      Losses     Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 21,898 $ 40 $ 210 $ 21,728 Obligations of states and political
 subdivisions ........................     3,838         1        48      3,791
Corporate obligations ................     1,259         6         1      1,264
Mortgage-backed securities and
 collateralized mortgage obligations .    49,771       295       635     49,431
Total debt securities ................    76,766       342       894     76,214
Equity securities ....................     7,471       106        14      7,563
Total investment securities ..........  $ 84,237  $    448   $   908   $ 83,777

The amortized cost and estimated fair value of investment securities classified as held-to-maturity as of December 31, 1995 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains     Losses      Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 1,000 $ 50 $ 0 $ 1,050 Obligations of states and political
 subdivisions ........................    11,421       667         8     12,080
Mortgage-backed securities and
 collateralized mortgage obligations .    16,501       217       195     16,523
Total investment securities ..........  $ 28,922  $    934   $   203   $ 29,653

The amortized cost and estimated fair value of investment securities classified as available-for-sale as of December 31, 1995 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains     Losses      Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 16,882 $ 220 $ 53 $ 17,049 Obligations of states and political
 subdivisions ........................     3,047        23         2      3,068
Corporate obligations.................     1,768        16         2      1,782
Mortgage-backed securities and
 collateralized mortgage obligations .    37,682       678       161     38,199
Total debt securities ................    59,379       937       218     60,098
Equity securities ....................     2,727        78         2      2,803
Total investment securities ..........  $ 62,106  $  1,015   $   220   $ 62,901

For additional information, see pages 20-21 of the Corporation's 1995 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE E - LOANS

Loans are comprised of the following as of June 30, 1996 and December 31, 1995:

                                                           JUNE 30,   DEC 31,
(In thousands)                                               1996      1995
Commercial, financial and industrial loans .............   $ 68,062  $ 66,840
Real estate mortgage loans:
Real estate construction-related .......................      5,961     5,910
Real estate mortgage loans secured by
 1-4 family residential properties .....................     99,670    91,262
Other real estate ......................................     55,044    49,903
Total real estate mortgage loans .......................    160,675   147,075
Consumer loans:
Monthly payment ........................................     34,922    39,987
Other revolving credit .................................      1,505     1,494
Total consumer loans ...................................     36,427    41,481
Leasing and other ......................................          8         9
Total loans ............................................   $265,172  $255,405

Changes in the reserve for loan losses for the periods ended June 30, were as follows:

(In thousands)                                               1996       1995
Balance, beginning of year .............................  $  2,937   $  2,638
Provision for loan losses ..............................       285        260
LESS: Loans charged-off ................................       259        125
Recoveries .............................................       130         66
Balance, June 30 .......................................  $  3,093   $  2,839

As of June 30, 1996, the total recorded investment in impaired loans was $2,568,000. The amount of that recorded investment for which there is a related reserve for loan losses in accordance with this Statement is $0. Loans classified as impaired as a result of troubled debt restructurings that are in compliance with modified terms recognize interest under the accrual method of accounting. Interest on all other impaired loans is recognized on a cash basis. The year-to-date average recorded investment in impaired loans was $1,396,000. The Corporation recognized interest income on those impaired loans of $67,000. Interest income recognized on a cash basis would have been $77,000. Nonaccrual loans at June 30, 1996 were $2,507,000 compared to $934,000 at December 31, 1995 and $427,000 at June 30, 1995.


For additional information, see pages 21-22 of the Corporation's 1995 annual report.

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The following comparison of actual balances indicates how the Corporation has generated and employed its funds for the six months ending June 30, 1996:
                                        BALANCE                       BALANCE
                                        JUNE 30,  INCREASE            DEC 31,
                                         1996    (DECREASE)     %      1995
FUNDING USES:                                         (In thousands)
Money market investments ............  $    170     -1,183   -87.4%  $  1,353
Investment securities ...............   110,243     18,420    20.1%    91,823
Loans (net) .........................   262,079      9,611     3.8%   252,468
Total interest-bearing assets .......   372,492     26,848     7.8%   345,644
Noninterest-bearing assets ..........    37,911        764     2.1%    37,147
TOTAL USES ..........................  $410,403   $ 27,612     7.2%  $382,791
FUNDING SOURCES:
Interest-bearing demand deposits ....  $ 41,466   $  1,488     3.7%  $ 39,978
Savings deposits ....................    64,770     -3,426    -5.0%    68,196
Time deposits .......................   169,320      4,995     3.0%   164,325
Short-term borrowings ...............    18,843     11,541   158.1%     7,302
Long-term borrowings ................    38,480      8,308    27.5%    30,172
Total interest-bearing liabilities ..   332,879     22,906     7.4%   309,973
Noninterest-bearing demand deposits .    38,289      4,135    12.1%    34,154
Other liabilities ...................     3,462      ( 281)   -7.5%     3,743
Shareholders' equity ................    35,773        852     2.4%    34,921
TOTAL SOURCES .......................  $410,403   $ 27,612     7.2%  $382,791

Total assets increased $27,612,000, or 7.2%, since December 31, 1995. Investments increased $18,420,000, or 20.1%, and net loans increased $9,611,000, or 3.8%. The Corporation leveraged the balance sheet $8,000,000 to provide additional net interest income and help manage interest rate risk. Beginning in July 1996, about $11,000,000 in overnight investments managed by our trust department will be deposited into the Bank. The Corporation purchased about $7,000,000 of investments late in the second quarter in order to meet pledging requirements for these deposits. Commercial and mortgage loan demand increased sharply in the second quarter accounting for most of the growth in loans. Note E shows the various loan types and the balances at June 30, 1996 compared to the end of 1995. Monthly payment consumer loans, mainly automobile loans, decreased $5,065,000. The Corporation traditionally generates most of its auto loans through local auto dealers. Competition among lenders for these loans has increased in the last nine months and driven down interest rates. These loans have historically suffered higher credit losses than other segments of the portfolio. The Corporation has maintained above market rates throughout this period which has caused balances to slowly fall.

A combination of deposit growth and borrowings from the Federal Home Loan Bank of Pittsburgh funded the increase in assets. The Corporation introduced a new interest-bearing demand account late in 1995. The product helped increase these balances $1,488,000 since year-end. Savings deposits show a decrease of $3,426,000 since December 31, 1995. In March, the Corporation eliminated its cash management savings product switching customers to repurchase agreements.

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


FINANCIAL CONDITION, continued

which are shown as short-term borrowings. The change allows the Corporation more flexibility in providing sweep arrangements to corporate customers. The Corporation successfully promoted certificates of deposits in the first six months increasing time deposit balances $4,995,000. Noninterest-bearing deposits, mainly business accounts, increased $4,135,000 since year-end. These balances tend to fluctuate based on the cash needs of the business customers. Long-term borrowings increased $8,308,000 due mainly to the leveraging strategy.

LOAN QUALITY

Impaired loans at June 30, 1996 were $2,568,000 compared to $851,000 at December 31, 1995. A single customer with loans of $1,745,000 caused the increase. The loans are fully collateralized and the Corporation expects to collect all principle and interest. The loans are currently on nonaccrual status and account for the large increase in nonaccrual loans since year-end.

Loan charge-offs and recoveries for the first half of 1996 were $259,000 and $130,000, respectively. All loans charged-off in 1996 were either consumer or loans secured by residential real estate. Total 1995 charge-offs and recoveries were $333,000 and $131,000, respectively. Real estate loan charge-offs have increased in 1996. Year-to-date charge-offs were $61,000 compared to $45,000 for all of 1995 and $0 the two preceding years. Total second quarter charge-offs remained nearly unchanged at $129,000. Consumer and residential real estate loan charge-offs are expected to remain at current levels or decline in the third quarter.

RESULTS OF OPERATION

Drovers Bancshares recorded net income of $2,359,000 and $2,120,000 for the six months ended June 30, 1996 and 1995, respectively.

The return on assets (ROA) and return on equity (ROE) for the six months ended June 30, 1996 was 1.22% and 13.30%, respectively. This compares to an ROA and ROE for the same period last year of 1.19% and 13.58%, respectively.

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


NET INTEREST INCOME

Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other sources of funds. The following table presents the trends in net interest income:

                                      THREE MONTHS           SIX MONTHS
                                     ENDED JUNE 30,        ENDED JUNE 30,
(In thousands)                   1996     1995  96/95    1996     1995   96/95
Interest income ............  $ 7,272  $ 7,026   3.5%  $14,351  $13,662   5.0%
Interest expense ...........    3,526    3,373   4.5%    6,959    6,446   8.0%
Net interest income ........    3,746    3,653   2.5%    7,392    7,216   2.4%
Provision for loan losses ..      180      155  16.1%      285      260   9.6%
Net interest income after
 provision for loan losses .  $ 3,566  $ 3,498   1.9%  $ 7,107  $ 6,956   2.2%

The corporation's largest category of earning assets consists of loans to businesses and individuals. The majority of earning assets are supported by interest-bearing commercial and consumer deposits and shareholders' equity. Changes in net interest income are determined by variations in the volume and mix of assets and liabilities as well as their sensitivity to interest rate movements.

Net interest income increased $93,000, or 2.5%, for the second quarter and $176,000, or 2.4% for the first half of 1996. The Corporation's deposits are not as sensitive to interest rate movements as the repriceable assets that they help fund. Falling interest rates throughout the last half of 1995 and early 1996 squeezed the Corporation's net interest spread and margin. The second quarter spread and margin remained nearly unchanged from the first quarter at 3.64% and 4.14%, respectively. The spread and margin for the first six months of 1995 were 3.85% and 4.37%, respectively. Growth in interest-earning assets has helped offset the narrower spread and margin.

The Corporation sold about $7,600,000 in variable rate investment securities so far this year. The proceeds were invested primarily in fixed rate securities at interest rates at or above the current rates on the variable securities. The increased holdings in fixed rate assets should help protect the Corporation from further interest rate declines. The new trust department deposits and deposits from a new product introduced late in the second quarter, the Indexed Money Fund, have interest rates tied to short-term interest rates. These deposits will lessen the Corporation's asset sensitivity and make net interest income less sensitive to swings in short-term interest rates.

The provision for loan losses was $180,000 for the quarter and $285,000 for the first half of 1996. An additional $75,000 was accrued in the second quarter due to continued above average charge-offs and loan growth. The reserve for loan losses to loan ratio was 1.17% at June 30, 1996.

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST INCOME
                                           THREE MONTHS       SIX MONTHS
                                          ENDED JUNE 30,      ENDED JUNE 30,
(In thousands)                          1996   1995  96/95     1996   1995   96/95
Trust department income .............  $ 268   $234   14.5%  $  502  $  474    5.9%
Service charges on deposit accounts .    294    252   16.7%     546     484   12.8%
Securities gains ....................     66      9  633.3%     266      56  375.0%
Net gains on residential
 mortgage loan sales ................     97     53   83.0%     189      78  142.3%
Equity in losses of real
 estate venture .....................    -40     -9  344.4%     -78     -32  143.8%
Other ...............................    178    144   23.6%     340     282   20.6%
Total ...............................  $ 863  $ 683   26.4%  $1,765  $1,342   31.5%

Noninterest income increased $423,000, or 31.5%, compared to the first six months last year. Lower interest rates provided the Corporation an opportunity to restructure part of its investment portfolio resulting in securities gains of $266,000. The lower interest rates also increased demand for residential mortgage loans and increased the net gains on residential mortgage loan sales. The gains were also boosted by the adoption of SFAS No. 122, "Accounting for Mortgage Servicing Rights." The Standard causes gains to increase for sales of mortgages where servicing is retained. Gains increased $80,000 due to implementing the Standard. Service charges on deposit accounts increased $142,000 in the first six months. Checking account service charges increased as a result of fees on the new "Winner" products. NSF and returned check fees along with ATM service charges have also increased. Higher cash management and loan servicing fees drove the increase in other income.

NONINTEREST EXPENSE
                                        THREE MONTHS          SIX MONTHS
                                       ENDED JUNE 30,        ENDED JUNE 30,
(In thousands)                     1996    1995   96/95    1996    1995   96/95
Salaries and employee benefits .  $1,666  $1,548    7.6%  $3,428  $3,127    9.6%
Occupancy and premises .........     208     184   13.0%     401     358   12.0%
Furniture and equipment ........     210     170   23.5%     412     336   22.6%
FDIC insurance .................       1     160  -99.4%       2     320  -99.4%
Marketing expense ..............     136      88   54.5%     272     176   54.5%
Net cost of operation
 of other real estate ..........       2       1  100.0%      15       1  999.9%
Office supplies ................      94      78   20.5%     189     145   30.3%
Other taxes ....................      81      73   11.0%     167     145   15.2%
Other operating expense ........     493     404   22.0%   1,011     820   23.3%
Total ..........................  $2,891  $2,706    6.8%  $5,897  $5,428    8.6%

Noninterest expense increased $469,000, or 8.6%, compared to the first half of 1995. Salaries and employee benefits increased $301,000, or 9.6%. Salaries alone increased $232,000, or 9.4%, due to increased staffing levels and annual salary increases. Full-time equivalents were 198 at June 30, 1996 compared to 183 one year ago. Health insurance benefits were up $44,000, or 21.0%, for the first six months of 1996.

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST EXPENSE, continued

Occupancy and premises increased $43,000, or 12.0%, mainly due to higher snow removal and utility costs caused by an unusually harsh winter. Furniture and equipment expense increased $76,000 due to higher equipment depreciation for renovation costs and installation of a wide-area network in the fourth quarter of 1995.

FDIC insurance fell to $2,000 as the minimum assessment rate was eliminated. Marketing expense increased $96,000, or 54.5%, due to the first quarter promotion of a new "Winner" checking product and second quarter image campaign. Office supplies increased $44,000, or 30.3%. Costs of free checks provided to new "Winner" customers and timing of certain supply purchases caused the increase.

Other operating expenses increased $191,000. About $60,000 of the change was due to non-recurring expenses in the first quarter. Expenses to purchase checking account benefits from a third party for "Winner" customers were $35,000.

TAXATION

The Corporation recognized a provision for income taxes of $616,000 for the six months ending June 30, 1996. The average tax rate, applicable income taxes divided by income before taxes, was 20.7%. This compares to an average tax rate of 26.1% for the same period in 1995. The lower tax rate is due to the $400,000 in expected historic tax credits from the Elm View Limited Partnership. The Partnership owns a 32-apartment low income housing development that opened in the first quarter of 1996.

VOTING RESULTS

Shareholders' voted on the following items at the this year's Annual Meeting held May 24, 1996:

  1.  Election of five Directors for a four-year term expiring 2000.

  2. Ratification the selection of Harry Ness & Company to serve as independent certified public accountant for 1996.

The voting results were as follows:

                                         For     Against/Withheld  Abstain
J. Samuel Gregory (Director) ......    1,778,185           15,703     --
Daniel E. Hess (Director) .........    1,780,755           13,133     --
Herbert D. Lavetan (Director) .....    1,780,755           13,133     --
L. Doyle Ankrum (Director) ........    1,779,539           14,349     --
Robert H. Stewart, Jr. (Director) .    1,780,755           13,133     --
Harry Ness & Company ..............    1,780,809            6,954    6,125

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FUTURE OUTLOOK

The Corporation received regulatory approval to open three branch offices in the greater York area. The first office, located on the square in Dover, is expected to open in the fourth quarter and will share its location with a convenience store. This new concept in banking enables consumers to access food, fuel and financial services in one convenient location. The other two offices will open in 1997.

The Corporation also received approval to close its branch office in Windsor at the end of September. Since the opening of the Cape Horn Office in 1992, activity at the Windsor office has declined. Many Windsor customers use the new office for the convenient hours, drive-in lanes and ATM.

Drovers Bancshares Corporation and Subsidiaries
OTHER INFORMATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DROVERS BANCSHARES CORPORATION




                                   _/s/_A._Richard_Pugh___________________
                                   A. Richard Pugh, Chairman, President
                                   and Chief Executive Officer




                                   _/s/_Debra_A._Goodling_________________
                                   Debra A. Goodling, Executive Vice President
                                     and Treasurer
                                   Principal Financial Officer




                                   _/s/_John_D._Blecher___________________
                                   John D. Blecher, Vice President and
                                     Assistant Treasurer
                                   Principal Accounting Officer


                                   Date:  August 9, 1996