Form 10-Q
period 1996-09-30
DROVERS BANCSHARES CORP
filed 1996-11-12
CIK 703109

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

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



               Class                      Outstanding at September 30, 1996
           Common Stock                         2,809,193 Shares

Drovers Bancshares Corporation and Subsidiaries
CONTENTS
PART I  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

  Consolidated Statements of Condition .....................................  3
   September 30, 1996 and December 31, 1995

  Consolidated Statements of Income ........................................  4
   Three Months Ended September 30, 1996 and 1995
   Nine Months Ended September 30, 1996 and 1995

  Consolidated Statements of Cash Flows ....................................  5
   Nine Months Ended September 30, 1996 and 1995

  Notes to Consolidated Financial Statements ...............................  6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ..............................  9

PART II  OTHER INFORMATION
 SIGNATURES ................................................................ 13

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CONDITION
(In thousands)

                                                             SEPT 30,  DEC 31,
ASSETS                                                         1996      1995
Cash and due from banks ..................................  $ 18,147   $ 17,418
Money market investments .................................       548      1,353
Investment securities (fair value $110,832 and $92,554) ..   110,443     91,823

Loans (net of unearned income of $3,562 and $4,425) ......   276,499    255,405
Reserve for loan losses ..................................     3,129      2,937
Net loans ................................................   273,370    252,468

Bank premises and equipment ..............................    14,074     13,880
Other assets .............................................     6,433      5,849
TOTAL ASSETS .............................................  $423,015   $382,791

LIABILITIES
Deposits:
Noninterest-bearing ......................................  $ 34,694   $ 34,154
Interest-bearing .........................................   301,282    272,499
Total deposits ...........................................   335,976    306,653
Federal funds purchased and securities sold under
 agreements to repurchase ................................    17,704      7,302
Other borrowings .........................................    28,433     30,172
Other liabilities ........................................     4,074      3,743
TOTAL LIABILITIES ........................................   386,187    347,870

SHAREHOLDERS' EQUITY
Common stock($5 par value), 10,000,000 shares authorized;
 issued and outstanding--2,809,193 shares in 1996 and
 2,240,775 shares in 1995 ................................    14,046     11,204
Additional paid-in capital ...............................    14,708     14,657
Retained earnings ........................................     8,105      8,536
Unrealized holding gains (losses) on available-for-sale
 securities ..............................................       -31        524
TOTAL SHAREHOLDERS' EQUITY ...............................    36,828     34,921
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............  $423,015   $382,791


See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)          THREE MONTHS         NINE MONTHS
                                             ENDED SEPT 30,      ENDED SEPT 30,
                                              1996     1995      1996      1995
INTEREST INCOME
Interest and fees on loans ...............  $5,881   $5,614   $17,099   $16,083
Interest on deposits with banks ..........      39        7       128        38
Interest on federal funds sold ...........       0        0         0         0
Interest and dividends on
 investment securities ...................   1,774    1,581     4,818     4,743
Total interest income ....................   7,694    7,202    22,045    20,864
INTEREST EXPENSE
Interest on deposits .....................   3,179    2,947     8,898     8,296
Federal funds purchased and securities
 sold under agreements to repurchase .....     144      162       423       474
Interest on borrowed funds ...............     482      426     1,443     1,211
Total interest expense ...................   3,805    3,535    10,764     9,981
Net interest income ......................   3,889    3,667    11,281    10,883
Provision for loan losses ................     105      105       390       365
Net interest income after
 provision for loan losses ...............   3,784    3,562    10,891    10,518
OTHER INCOME
Trust department income ..................     235      234       737       708
Service charges on deposit accounts ......     329      253       875       737
Securities gains (losses) ................     -70       10       196        66
Net gains on residential
 mortgage loan sales .....................     104      123       293       201
Equity in losses of real estate ventures .     -40       -9      -118       -41
Other ....................................     169      152       509       434
Total other income .......................     727      763     2,492     2,105
OTHER EXPENSES
Salaries and employee benefits ...........   1,694    1,592     5,122     4,719
Occupancy and premises ...................     216      221       617       579
Furniture and equipment ..................     220      181       632       517
FDIC insurance ...........................       0      -18         2       302
Marketing ................................     134       87       406       263
Net (gain) cost of operation
 of other real estate ....................       1        1        16         2
Office supplies ..........................     100       83       289       228
Other taxes ..............................      74       72       241       217
Other operating expense ..................     551      459     1,562     1,279
Total other expenses .....................   2,990    2,678     8,887     8,106
Income before income taxes ...............   1,521    1,647     4,496     4,517
Applicable income taxes ..................     316      442       932     1,192
NET INCOME ............................... $ 1,205  $ 1,205   $ 3,564   $ 3,325
PER SHARE DATA
Net income ...............................  $ 0.43   $ 0.43   $  1.27   $  1.19
Dividends ................................  $ 0.15   $ 0.13   $  0.42   $  0.37
See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                             NINE MONTHS
                                                           ENDED SEPT 30,
                                                          1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................   $  3,564   $  3,325
Adjustments to reconcile net income to net cash
 from operating activities:
Depreciation ........................................        847        696
Net amortization of investment security premiums ....         19         79
Provision for loan losses ...........................        390        365
Gain on sale of securities held-to-maturity .........        -11        -19
Gain on sale of securities available-for-sale .......       -185        -47
Loans originated for sale ...........................    -16,318          0
Proceeds from sales of loans ........................     16,818          0
Gain on sale of loans ...............................       -293       -201
Other gains .........................................         -3         -2
Net deferred loan fees ..............................       -188        -25
Equity in loss of real estate ventures ..............        118         41
Increase in interest/dividends receivable ...........        -69       -392
Increase (decrease) in interest payable .............        -11        702
Other, net ..........................................        -85        890
Net cash provided by operating activities ...........      4,593      5,412
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of securities
 held-to-maturity ...................................      4,425      5,240
Proceeds from sales and maturities of securities
 available-for-sale .................................     23,259      5,150
Purchases of securities held-to-maturity ............       -943     -1,916
Purchases of securities available-for-sale ..........    -46,027     -6,608
Increase in net loans ...............................    -21,432    -22,154
Capital expenditures ................................       -993       -622
Proceeds from sale of fixed assets ..................          2          1
Purchase of investment in real estate venture .......          0       -749
Proceeds from sale of other real estate .............        156        106
Net cash used in investing activities ...............    -41,553    -21,552
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits
 and savings accounts ...............................     19,078     -6,117
Net increase in certificates of deposit .............     10,245     26,218
Net increase (decrease) in federal funds purchased
 and repurchase agreements ..........................     10,402     -7,425
Net increase in other borrowings ....................     -1,717      7,463
Payments made for capital leases ....................        -22        -19
Dividends paid ......................................     -1,185     -1,026
Proceeds from issuance of common stock ..............         83         83
Net cash provided by financing activities ...........     36,884     19,177
NET INCREASE IN CASH & CASH EQUIVALENTS .............        -76      3,037
CASH & CASH EQUIVALENTS AT JANUARY 1, ...............     18,771     12,508
CASH & CASH EQUIVALENTS AT SEPT 30, .................   $ 18,695   $ 15,545

See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (including normal recurring accruals) considered necessary to present fairly Drovers Bancshares' financial position as of September 30, 1996 and December 31, 1995. Operating results and changes in cash flows for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Annual Report for the year ended December 31, 1995.

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

NOTE C - CALCULATION OF EARNINGS PER SHARE

The Corporation paid a 5 for 4 stock split in the form of a 25% stock dividend on August 16, 1996. The Corporation also paid a 7% stock dividend on November 10, 1995. Earnings per share are based on the weighted average shares of stock outstanding during each period, giving retroactive effect to the stock dividends.

NOTE D - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities classified as held-to-maturity as of September 30, 1996 are as follows:

                                                     Gross      Gross
                                        Amortized Unrealized Unrealized    Fair
(In thousands)                             Cost      Gains      Losses     Value
US Treasury securities and obligations
 of US government corp and agencies ...   $ 1,000  $     15  $      0  $ 1,015
Obligations of states and political
 subdivisions .........................    10,884       461        11   11,334
Mortgage-backed securities and
 collateralized mortgage obligations ..    13,610       141       217   13,534
Total investment securities ...........   $25,494  $    617  $    228  $25,883

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE D - INVESTMENT SECURITIES, continued

The amortized cost and estimated fair value of investment securities classified as available-for-sale as of September 30, 1996 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains      Losses     Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 23,854 $ 61 $ 130 $ 23,785 Obligations of states and political
 subdivisions ........................     3,838        10         9      3,839
Corporate obligations ................       801         0         0        801
Mortgage-backed securities and
 collateralized mortgage obligations .    50,288       296       384     50,200
Total debt securities ................    78,781       367       523     78,625
Equity securities ....................     6,215       112         3      6,324
Total investment securities ..........  $ 84,996  $    479   $   526   $ 84,949

The amortized cost and estimated fair value of investment securities classified as held-to-maturity as of December 31, 1995 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains     Losses      Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 1,000 $ 50 $ 0 $ 1,050 Obligations of states and political
 subdivisions ........................    11,421       667         8     12,080
Mortgage-backed securities and
 collateralized mortgage obligations .    16,501       217       195     16,523
Total investment securities ..........  $ 28,922  $    934   $   203   $ 29,653

The amortized cost and estimated fair value of investment securities classified as available-for-sale as of December 31, 1995 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains     Losses      Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 16,882 $ 220 $ 53 $ 17,049 Obligations of states and political
 subdivisions ........................     3,047        23         2      3,068
Corporate obligations.................     1,768        16         2      1,782
Mortgage-backed securities and
 collateralized mortgage obligations .    37,682       678       161     38,199
Total debt securities ................    59,379       937       218     60,098
Equity securities ....................     2,727        78         2      2,803
Total investment securities ..........  $ 62,106  $  1,015   $   220   $ 62,901

For additional information, see pages 20-21 of the Corporation's 1995 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE E - LOANS

Loans are comprised of the following as of September 30, 1996 and December 31, 1995:

                                                           SEPT 30,   DEC 31,
(In thousands)                                               1996      1995
Commercial, financial and industrial loans .............   $ 73,533  $ 66,840
Real estate mortgage loans:
Real estate construction-related .......................      6,645     5,910
Real estate mortgage loans secured by
 1-4 family residential properties .....................    100,281    91,262
Other real estate ......................................     61,101    49,903
Total real estate mortgage loans .......................    168,027   147,075
Consumer loans:
Monthly payment ........................................     33,375    39,987
Other revolving credit .................................      1,554     1,494
Total consumer loans ...................................     34,929    41,481
Leasing and other ......................................         10         9
Total loans ............................................   $276,499  $255,405

Changes in the reserve for loan losses for the periods ended September 30, were as follows:

(In thousands)                                               1996       1995
Balance, beginning of year .............................  $  2,937   $  2,638
Provision for loan losses ..............................       390        365
LESS: Loans charged-off ................................       344        191
Recoveries .............................................       146        102
Balance, September 30, .................................  $  3,129   $  2,914

As of September 30, 1996, the total recorded investment in impaired loans was $2,375,000. The amount of that recorded investment for which there is a related reserve for loan losses is $0. Loans classified as impaired as a result of troubled debt restructurings that are in compliance with modified terms recognize interest under the accrual method of accounting. Interest on all other impaired loans is recognized on a cash basis. The year-to-date average recorded investment in impaired loans was $1,493,000. The Corporation recognized interest income on those impaired loans of $149,000. Interest income recognized on a cash basis would have been $151,000. Nonaccrual loans at September 30, 1996 were $2,911,000 compared to $934,000 at December 31, 1995.


For additional information, see pages 21-22 of the Corporation's 1995 annual report.

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The following comparison of actual balances indicates how the Corporation has generated and employed its funds for the nine months ending September 30, 1996:
                                        BALANCE                       BALANCE
                                        SEPT 30,  INCREASE            DEC 31,
                                         1996    (DECREASE)     %      1995
FUNDING USES:                                         (In thousands)
Money market investments ............  $    548       -805   -59.5%  $  1,353
Investment securities ...............   110,443     18,620    20.3%    91,823
Loans (net) .........................   273,370     20,902     8.3%   252,468
Total interest-bearing assets .......   384,361     38,717    11.2%   345,644
Noninterest-bearing assets ..........    38,654      1,507     4.1%    37,147
TOTAL USES ..........................  $423,015   $ 40,224    10.5%  $382,791
FUNDING SOURCES:
Interest-bearing demand deposits ....  $ 41,140   $  1,162     2.9%  $ 39,978
Savings deposits ....................    83,441     15,245    22.4%    68,196
Time deposits .......................   176,701     12,376     7.5%   164,325
Short-term borrowings ...............    17,704     10,402   142.5%     7,302
Long-term borrowings ................    28,433     -1,739    -5.8%    30,172
Total interest-bearing liabilities ..   347,419     37,446    12.1%   309,973
Noninterest-bearing demand deposits .    34,694        540     1.6%    34,154
Other liabilities ...................     4,074        331     8.8%     3,743
Shareholders' equity ................    36,828      1,907     5.5%    34,921
TOTAL SOURCES .......................  $423,015   $ 40,224    10.5%  $382,791

Total assets grew $40,224,000, or 10.5%, since December 31, 1995. Investment securities grew $18,620,000 while net loans increased $20,902,000. The Corporation increased its holdings of investment securities to leverage the balance sheet and to meet pledging requirements for new deposits. The leveraging transaction included purchasing investment securities and funding them with borrowings from the Federal Home Loan Bank of Pittsburgh. This generates additional net interest income and helps the Corporation manage its interest rate risk. Strong demand for commercial, commercial real estate and residential mortgage loans caused the increase in net loans. Only consumer loan balances, mainly auto loans, declined this year. The Corporation traditionally generates most of its auto loans through local auto dealers. Competition among lenders for these loans has increased and driven down interest rates. These loans have historically suffered higher credit losses than other segments of the portfolio. The Corporation has maintained above market rates and tightened credit standards which has caused balances to fall slowly.

A combination of deposit growth and increased borrowings from the Federal Home Loan Bank funded the growth in assets. Deposits grew $29,323,000, or 9.6%, since December 31, 1995. Most of the deposit growth occurred in savings deposits and time deposits. In July, overnight investments managed by the Corporation's trust division were deposited into the Bank. Overnight balances have averaged about $9,500,000. In June, the Corporation introduced the Drovers Indexed Money Fund (IMF) account. The account offers rates comparable to money market mutual funds and is FDIC insured. Balances in IMF accounts totaled

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


FINANCIAL CONDITION, continued

nearly $15,000,000 at September 30, 1996. Strong demand continues for a thirteen month certificate of deposit which fueled the increase in time deposits so far this year.

Short-term borrowings increased $10,402,000 since December 31, 1995. The increase was caused by an increase in short-term borrowings from the Federal Home Loan Bank of Pittsburgh and an increase in repurchase agreements. In March, the Corporation eliminated its cash management savings product switching customers to repurchase agreements which are shown as short-term borrowings.
The change allows the Corporation more flexibility in providing sweep arrangements to corporate customers.

LOAN QUALITY

Impaired loans at September 30, 1996 were $2,375,000 compared to $851,000 at December 31, 1995. A single customer with loans of $1,553,000 caused the increase. The loans are fully collateralized and the Corporation expects to collect all principal and interest. The loans are currently on nonaccrual status and account for the large increase in nonaccrual loans since year-end.

Loan charge-offs and recoveries for the first nine months of 1996 were $344,000 and $146,000, respectively. Total 1995 charge-offs and recoveries for the same period were $191,000 and $102,000, respectively. Third quarter net charge-offs were $69,000 with gross charge-offs and recoveries of $85,000 and $16,000, respectively. Net charge-offs declined from the second quarter total of $129,000. Nearly all third quarter charge-offs were related to consumer loans. No loans secured by real estate were charged-off in the third quarter. This caused the overall decline in net charge-offs. The Corporation expects consumer loan charge-offs to remain at current levels in the fourth quarter. Nonaccrual loans increased during the third quarter from $2,507,000 at June 30, 1996 to $2,911,000. An increase in nonaccrual real estate loans secured by 1-4 family residential properties caused the overall increase in nonaccrual loans. The Corporation will likely experience an increase in overall charge-offs in the fourth quarter due to these loans.

RESULTS OF OPERATION

Drovers Bancshares recorded net income of $3,564,000 and $3,325,000 for the nine months ended September 30, 1996 and 1995, respectively.

The return on assets (ROA) and return on equity (ROE) for the nine months ended September 30, 1996 were 1.20% and 13.24%, respectively. This compares to an ROA and ROE for the same period last year of 1.21% and 13.79%, respectively.

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


NET INTEREST INCOME

Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other sources of funds. The following table presents the trends in net interest income:

                                     THREE MONTHS             NINE MONTHS
                                    ENDED SEPT 30,           ENDED SEPT 30,
(In thousands)                   1996     1995  96/95    1996     1995   96/95
Interest income ............  $ 7,694  $ 7,202   6.8%  $22,045  $20,864   5.7%
Interest expense ...........    3,805    3,535   7.6%   10,764    9,981   7.8%
Net interest income ........    3,889    3,667   6.1%   11,281   10,883   3.7%
Provision for loan losses ..      105      105   0.0%      390      365   6.8%
Net interest income after
 provision for loan losses .  $ 3,784  $ 3,562   6.2% $ 10,891 $ 10,518   3.5%

The corporation's largest category of earning assets consists of loans to businesses and individuals. The majority of earning assets are supported by interest-bearing commercial and consumer deposits and shareholders' equity. Changes in net interest income are determined by variations in the volume and mix of assets and liabilities as well as their sensitivity to interest rate movements.

Net interest income increased $222,000 for the third quarter and $398,000 so far in 1996. The Corporation's deposits are not as sensitive to interest rate movements as the repriceable assets that they help fund. Falling interest rates throughout the last half of 1995 and early 1996 squeezed the Corporation's net interest spread and margin. In addition, most of the deposit growth has come from higher yielding savings and time deposit products. The third quarter spread and margin fell slightly from the first two quarters to 3.57% and 4.16%, respectively. The spread and margin for the first nine months of 1995 were 3.78% and 4.30%, respectively. Growth in interest-earning assets has offset the narrower spread and margin.

The Corporation sold about $7,600,000 in variable rate investment securities earlier this year. The proceeds were invested primarily in fixed rate securities with interest rates at or above the current rates on the variable securities. During the third quarter, the Corporation sold about $6,900,000 of low yielding fixed rate securities taking a $70,000 loss on the sale. The proceeds were invested in higher yielding fixed rate investments. The increased holdings in fixed rate assets should help protect the Corporation from further interest rate declines and boost interest income for the remainder of 1996 and 1997.

The provision for loan losses was $105,000 for the quarter and $390,000 for the first nine months of 1996. The Corporation continues to monitor credit quality, charge-offs and loan growth in establishing the quarterly provision. The reserve for loan losses to loan ratio was 1.13% at June 30, 1996.

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST INCOME
                                          THREE MONTHS           NINE MONTHS
                                         ENDED SEPT 30,        ENDED SEPT 30,
(In thousands)                         1996  1995  96/95     1996   1995   96/95
Trust department income ............. $ 235  $234    0.4%  $  737 $  708    4.1%
Service charges on deposit accounts .   329   253   30.0%     875    737   18.7%
Securities gains ....................   -70    10 -800.0%     196     66  197.0%
Net gains on residential
 mortgage loan sales ................   104   123  -15.4%     293    201   45.8%
Equity in losses of real
 estate ventures ....................   -40    -9  344.4%    -118    -41  187.8%
Other ...............................   169   152   11.2%     509    434   17.3%
Total ............................... $ 727 $ 763   -4.7%  $2,492 $2,105   18.4%

Noninterest income declined $36,000 for the quarter and increased $387,000 for the first nine months of 1996. A loss on the sale of fixed rate investment securities in the third quarter accounted for the decline. Gains from an earlier restructuring of the investment portfolio have provided net securities gains of $196,000 so far this year, an increase of $130,000. Lower interest rates increased demand for residential mortgage loans and increased the net gains on residential mortgage loan sales. The gains were also boosted by the adoption of SFAS No. 122, "Accounting for Mortgage Servicing Rights." The Standard causes gains to increase for sales of mortgages where servicing is retained. Service charges on deposit accounts increased $138,000 in the first nine months. Checking account service charges increased as a result of fees on the new "Winner" products. NSF and returned check fees along with ATM service charges have also increased. Beginning in late 1996, the Corporation began leasing personal computers to employees. The program encourages employees to enhance their computer skills and thereby work more efficiently. Lease revenues total $37,000 under this program and are included in other income. An equal amount of depreciation expense for the computer equipment is shown in other noninterest expense. In addition to lease revenues, higher cash management and loan servicing fees drove the increase in other income.

NONINTEREST EXPENSE
                                         THREE MONTHS       NINE MONTHS
                                        ENDED SEPT 30,     ENDED SEPT 30,
(In thousands)                     1996    1995   96/95    1996    1995   96/95
Salaries and employee benefits .  $1,694  $1,592    6.4%  $5,122  $4,719    8.5%
Occupancy and premises .........     216     221   -2.3%     617     579    6.6%
Furniture and equipment ........     220     181   21.5%     632     517   22.2%
FDIC insurance .................       0     -18 -100.0%       2     302  -99.3%
Marketing expense ..............     134      87   54.0%     406     263   54.4%
Net cost of operation
 of other real estate ..........       1       1    0.0%      16       2  700.0%
Office supplies ................     100      83   20.5%     289     228   26.8%
Other taxes ....................      74      72    2.8%     241     217   11.1%
Other operating expense ........     551     459   20.0%   1,562   1,279   22.1%
Total ..........................  $2,990  $2,678   11.7%  $8,887  $8,106    9.6%

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST EXPENSE, continued

Noninterest expense increased $312,000 for the third quarter and $781,000 for the first nine months of 1996. Salaries and employee benefits increased $102,000 for the quarter and $403,000 year-to-date. Salaries alone increased $332,000, or 8.9%, for the nine months ended September 30, 1996. Increased staffing levels and inflation caused the increase. Full-time equivalents at the end of the quarter were 194 compared to 182 one year ago. Employee benefits and payroll taxes are up $47,000 and $33,000, respectively, so far this year.
Health insurance, the primary employee benefit, is up $40,000 for the year but declined $7,000 for the quarter due to a premium reduction.

Occupancy and premises expense decreased $5,000 for the quarter and increased $38,000 so far this year. Higher snow removal and utility costs increased expenses earlier in the year. Furniture and equipment expenses increased $39,000 for the quarter and $115,000 for the first nine months. Depreciation expense from renovation costs and installation of a wide-area computer network in the fourth quarter of 1995 caused the increase.

FDIC insurance decreased $300,000 for the first nine months because the minimum assessment rate was eliminated in June 1995. Recent legislation will again impose insurance assessments beginning January 1, 1997 at a minimum rate of 0.13% of deposits. The Corporation estimates FDIC insurance will cost about $45,000 next year.

Marketing expense increased $50,000 for the quarter and $143,000 year-to-date. Promotion of the new "Winner" checking product, an extensive image campaign and the introduction of the Indexed Money Fund resulted in the increased marketing expenses. Office supplies increased $17,000 for the quarter and $61,000 for the first nine months. Costs of free checks provided to new "Winner" customers, an increase in printed material and timing of certain supply purchases caused the increase.

Other expenses increased $92,000 for the quarter and $283,000 so far this year. In the third quarter, additional legal fees related to troubled loans caused overall legal fees to increase $30,000. Some of the legal fees may be recoverable. Expenses to purchase checking account benefits from a third party for "Winner" customers were $22,000 for the quarter and $58,000 year-to-date. About $60,000 of the increase this year in other operating expenses was due to non-recurring expenses in the first quarter.

TAXATION

The Corporation recognized a provision for income taxes of $932,000 for the nine months ending September 30, 1996. The average tax rate, applicable income taxes divided by income before taxes, was 20.7%. This compares to an average tax rate of 26.4% for the same period in 1995. The lower tax rate is due to the $400,000 in expected historic tax credits from the Elm View Limited Partnership The Partnership owns a 32-apartment low income housing development that opened in the first quarter of 1996. The Corporation is the sole limited partner.

Drovers Bancshares Corporation and Subsidiaries
FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FUTURE OUTLOOK

The Corporation received regulatory approval to open three branch offices in the greater York area. The first office, located on the square in Dover, will open in the fourth quarter and will share its location with a convenience store.
This new concept in banking enables consumers to access food, fuel and financial services in one convenient location. The other two offices will open in 1997.

The Corporation closed its branch office in Windsor at the end of September. Since opening the Cape Horn Office in 1992, activity at the Windsor office declined. Prior to the closing, many former Windsor customers began using the new office for the convenient hours, drive-in lanes and ATM.

Drovers Bancshares Corporation and Subsidiaries
OTHER INFORMATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DROVERS BANCSHARES CORPORATION




                                   _/s/_A._Richard_Pugh____________________
                                   A. Richard Pugh, Chairman, President
                                   and Chief Executive Officer




                                   _/s/_Debra_A._Goodling__________________
                                   Debra A. Goodling, Executive Vice President
                                     and Treasurer
                                   Principal Financial Officer




                                   _/s/_John_D._Blecher____________________
                                   John D. Blecher, Vice President and
                                     Assistant Treasurer
                                   Principal Accounting Officer


                                   Date:  November 6, 1996