Form 10-K
period 1996-12-31
DROVERS BANCSHARES CORP
filed 1997-03-27
CIK 703109

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   For the Fiscal year ended December 31, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [X]


The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1997 was $50,182,678. The number of shares of Drovers Bancshares Corporation Common Stock, $5.00 par value, outstanding at February 28, 1997 was 2,809,180.


DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report for the year ended December 31, 1996 are incorporated by reference into Parts I, II and IV. Portions of the Proxy Statement for the annual shareholders meeting to be held May 23, 1997 incorporated by reference in Part III.

Drovers Bancshares Corporation and Subsidiaries
CONTENTS

PART I

Item 1.  Business ......................................................... 4

Item 2.  Properties ....................................................... 9

Item 3.  Legal Proceedings
  The information required by this item is contained on page 19 of the Corporation's 1996 Annual Report.

Item 4.  Submission of Matters to a Vote of Security Holders
  This item is omitted since it is not applicable.

PART II

Item 5.  Market for the Registrant's Common Equity and Related
  Stockholder Matters
  The information required by this item is contained on page 1 and 19 of the Corporation's 1996 Annual Report.

Item 6.  Selected Financial Data
  The information required by this item is contained on pages 10-11 of the Corporation's 1996 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
  The information required by this item is contained on pages 30-37 of the Corporation's 1996 Annual Report.

Item 8.  Financial Statements and Supplementary Data ...................... 11
  Additional information required by this item is contained on pages 13-28 and page 38 of the Corporation's 1996 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  This item is omitted since it is not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant ............... 21
  Additional information required by this item is contained on pages 3-11 of the Definitive Proxy Statement dated April 18, 1997.

Item 11. Executive Compensation
  The information required by this item is contained on pages 9-16 of the Definitive Proxy Statement dated April 18, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management The information required by this item is contained on pages 3-9 of the Definitive Proxy Statement dated April 18, 1997.

Item 13. Certain Relationships and Related Transactions
  The information required by this item is contained on pages 17-19 of the Definitive Proxy Statement dated April 18, 1997.

Drovers Bancshares Corporation and Subsidiaries
CONTENTS

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  A. Financial statements are incorporated by reference to pages 1-38 of the Corporation's 1996 Annual Report.

  B.  There were no filings on Form 8-K for the year ended December 31, 1996.

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

    Exhibit 21 - Subsidiaries of the Registrant. (incorporated by reference to page 30 of the Corporation's 1996 Annual Report)

    Exhibit 23 - Consents of experts and Counsel.

    Exhibit 27 - Financial Data Schedule.


SIGNATURES ................................................................ 22



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

On December 31, 1996, the Bank employed 193 full-time equivalents throughout its offices. The Main Office of the Bank is located at 30 South George Street, York, Pennsylvania. A Research and Administrative Services Center and eight branches are located in the surrounding suburbs of York City. On September 27, 1996, our Windsor Office was closed. On November 16, 1996, our first full-service bank/convenience store office opened in Dover, PA. In addition, there are four other out-of-town offices located in Emigsville, York Haven, Dover and Red Lion, Pennsylvania. The Bank also has five remote service facilities located at the York Fairgrounds, Harley Davidson, Inc., York College of Pennsylvania, Shipley Stores, Inc.-Dallastown Exxon, and Shipley Stores Inc.- Shrewsbury Exxon.

In December 1993, the Bank purchased the office building attached to the Bank's main office and corporate headquarters. The five-story complex, known as 96 South George, provides for future growth and enables the Corporation to maintain its headquarters in downtown York. In January of 1996, the executive offices of the Bank were relocated to the fifth floor of 96 South George.

The Bank is the sole limited partner in two ventures to renovate and operate apartment buildings. The first building opened in 1994. The second opened in March 1996. Both buildings provide low income housing to qualified families. The investments are accounted for under the equity method of accounting. The combined carrying values of the investments at December 31, 1996 and 1995 were $2,391,000 and $2,527,000, respectively.

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

Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branch Act"), bank holding companies can acquire a bank located in any state subject to certain limitations. The Act limits the activities which may be engaged in by the Holding Company and its subsidiaries to certain specified activities, including those activities which the Federal Reserve Board may find, by order of regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Although, the United States Supreme Court has rendered a decision in favor of nationwide insurance sales by banks and which also bars states from blocking insurance sales by national banks in towns with populations of no more than 5,000, the entrance of banks into the insurance industry is hotly contested. On the heels of the Supreme Court's ruling, the Office of the Comptroller of the Currency has issued draft guidelines for national banks to sell insurance. The federal guidance, however, will not necessarily ease state restrictions which currently hinder bank insurance sales. States that have traditionally been opposed to bank insurance sales could impose licensing requirements and other restrictions hampering bank insurance activities. Because the insurance industry is opposed to banks selling and underwriting insurance, it is difficult to determine to what extent banks will be allowed to engage in insurance activities and the regulatory costs that will be attached to such activities.

Drovers Bancshares Corporation and Subsidiaries
ITEM 1.  BUSINESS

Congress is currently considering legislative reform centered on repealing the Glass-Steagall Act which prohibits commercial banks from engaging in the securities industry. The major initiative proposed by the House Banking Committee Chairman, James Leach, has recently been defeated. Leach's proposal required a financial services holding company structure which would be permitted to own a bank and a separately capitalized securities firm. Under Leach's proposal, banks, however, would be prohibited from affiliating with insurance companies or nonfinancial firms. The holding company structure would be regulated by the Federal Reserve Board, and its subsidiaries would be supervised by the applicable regulator based on their respective functions. Alternatively, Leach's proposal also permitted a securities firm to establish an investment bank holding company to own an uninsured wholesale financial institution and a securities unit. Although Leach's proposal, as currently drafted, has been canceled, he has announced his plans to introduce legislation proposing limited regulatory relief.

From time to time, various types of federal and state legislation have been proposed that could result additional regulation of, and restrictions on, the business of the Corporation and the Bank. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of the Corporation and the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Corporation's and the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the cost of doing business.

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

Drovers Bancshares Corporation and Subsidiaries
ITEM 1.  BUSINESS

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 addresses recapitalization of the insurance fund. The Act contains provisions concerning the utilization of risk-based assessments in generating deposit insurance funds, a nominal charge to insurance coverage, assessment reductions for banks involved in community related activities and miscellaneous regulatory procedures and standards to ensure bank safety and limit systemic risk. Implementation has not had and is not expected to have a material adverse impact on the Corporation. Under FDICIA, institutions must be classified in one of five defined categories as illustrated below.
                                                                     Under a
                                                           Tier 1    Capital
                                Total Risk- Tier 1 Risk-   Leverage   Order or
                                Based Ratio Based Ratio    Ratio    Directive
CAPITAL CATEGORY
Well capitalized .............. > or = 10.0 > or = 6.0  > or = 5.0      No
Adequately capitalized ........  > or = 8.0 > or = 4.0  > or = 4.0*
Undercapitalized ..............       < 8.0      < 4.0       < 4.0*
Significantly undercapitalized.       < 6.0      < 3.0       < 3.0
Critically undercapitalized ...                         < or = 2.0

* 3.0 for those banks having the highest available regulatory rating.

Drovers Bancshares Corporation and Subsidiaries
ITEM 1.  BUSINESS

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

On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 to recapitalize the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC") and to provide for repayment of the FICO (Financial Institution Collateral Obligation) bonds issued by the United States Treasury Department. The FDIC levied a one-time special assessment on SAIF deposits equal to 65.7 cents per $100 of the SAIF-assessable deposit base as of March 31, 1995. During the years 1997, 1998 and 1999, the Bank Insurance Fund ("BIF") will pay $322 million of FICO debt service, and SAIF will pay $458 million.

During 1997, 1998 and 1999, the average regular annual deposit insurance assessment is estimated to be about 1.29 cents per $100 of deposits for BIF deposits and 6.44 cents per $100 of deposits for SAIF deposits. Individual institution's assessments will continue to vary according to their capital and management ratings. As always, the FDIC will be able to raise the assessments as necessary to maintain the funds at their target capital ratios provided by law. After 1999, BIF and SAIF will share the FICO costs equally. Under current estimates, BIF and SAIF assessment bases would each be assessed at the rate of approximately 2.43 cents per $100 of deposits. The FICO bonds will mature in 2018-2019, ending the interest payment obligation.

The law also provides that BIF and SAIF are to merge to form the Deposit Insurance Fund ("DIF") at the beginning of 1999, provided that there are no SAIF institutions in existence at that time. Merger of the Funds will require state laws to be amended in those states authorizing savings associations to eliminate that authorization. This provision reflects Congress's apparent intent to merge thrift and commercial bank charters by January 1999; however, no law has yet been enacted to achieve that purpose. The Act also provides regulatory relief to the financial services industry relative to environmental risks, frequency of examinations, and the simplification of forms and disclosures.

Drovers Bancshares Corporation and Subsidiaries
ITEM 2.  PROPERTIES

The Corporation and Subsidiaries own in fee simple unencumbered the following land and buildings:

Main Office                        Northwest Office - closed July 29, 1994
30 S George Street                 1120 Roosevelt Avenue
York, PA  17401                    York, PA  17404

Research & Administrative          Westgate Office
Services Center                    1500 Kenneth Road
915 Indian Rock Dam Road           York, PA  17404
York, PA  17403

Richland Avenue Office             Memory Lane Office
905 Indian Rock Dam Road           200 Memory Lane
York, PA  17403                    York, PA  17402

York Haven Office                  Emigsville Office
Landvale Street                    2123 N George Street
York Haven, PA  17370              Emigsville, PA  17318


The Drovers & Mechanics Bank is the sole occupant of all land and buildings listed above. The Windsor Office, located at 2 East Main Street, Windsor, PA 17366, was closed on September 27, 1996 and sold on October 30, 1996. The Northwest Office, listed above, was sold on January 6, 1997.

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

Dover Office
Dover Square, adjacent to Shipley Stores, Inc.
1 South Main Street
Dover, PA  17315

$4,800.00 per month rental; lease expires November 10, 2006.

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

The Corporation is planning to increase its branch office network in York County by two newly constructed offices in 1997. The new sites would target high growth areas in the immediate market. Construction would be funded out of operations. The expanded branch network would provide for continued deposit growth.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INVESTMENT PORTFOLIO

The following table sets forth the carrying amount of investment securities at the dates indicated:

(In thousands)                       1996            1995          1994
U.S. Government .............      $10,538          $6,562        $5,937
U.S. Agencies ...............       90,348          66,188        65,260
Municipal ...................       18,465          14,488        16,430
Corporate ...................          500           1,782         3,566
Total debt securities .......      119,851          89,020        91,193
Equity securities ...........        8,231           2,803         3,166
Total investment securities .     $128,082         $91,823       $94,359


The following table sets forth the contractual maturities of debt securities classified as held-to-maturity at December 31, 1996:

                                 AFTER       AFTER
                      ONE YR    ONE TO     FIVE TO    OVER
(In thousands)       OR LESS   FIVE YRS    TEN YRS   TEN YRS      TOTAL
U.S. Government ..       $ 0     $1,000        $ 0       $ 0       $1,000
U.S. Agencies ....       227      3,366        566     8,620       12,779
Municipal ........       860      5,199      2,811     5,879       14,749
Total ............    $1,087     $9,565     $3,377   $14,499      $28,528

The following table depicts the average weighted yields of the held-to-maturity investments by maturity at December 31, 1996:

                                 AFTER       AFTER
                      ONE YR    ONE TO     FIVE TO    OVER
                     OR LESS FIVE YRS TEN YRS TEN YRS TOTAL U.S. Government .. 0.00% 7.00% 0.00% 0.00% 7.00%
U.S. Agencies ....     9.45%      5.70%      9.33%     6.34%      6.36%
Municipal ........     6.01%      7.31%      5.89%     5.20%      6.12%
Total ............     6.73%      6.71%      6.46%     5.88%      6.26%

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INVESTMENT PORTFOLIO (continued)

The following table sets forth the contractual maturities of debt securities classified as available-for-sale at December 31, 1996:

                                 AFTER      AFTER
                      ONE YR    ONE TO     FIVE TO    OVER
(In thousands)       OR LESS   FIVE YRS    TEN YRS   TEN YRS      TOTAL
U.S. Government ..    $2,504     $7,034        $ 0       $ 0       $9,538
U.S. Agencies ....     2,306      9,537      9,623    56,102       77,568
Municipal ........       200      1,595        899     1,023        3,717
Other ............         0          0          0       500          500
Total ............    $5,010    $18,166    $10,522   $57,625      $91,323

The following table depicts the average weighted yields of the available-for-sale investments by maturity at December 31, 1996:

                                 AFTER       AFTER
                      ONE YR    ONE TO     FIVE TO    OVER
                     OR LESS FIVE YRS TEN YRS TEN YRS TOTAL U.S. Government .. 5.96% 6.09% 0.00% 0.00% 6.06%
U.S. Agencies ....     5.13%      6.97%      6.93%     7.02%      6.94%
Municipal ........     4.75%      4.35%      5.15%     5.10%      4.77%
Other ............     0.00%      0.00%      0.00%     7.90%      7.90%
Total ............     5.53%      6.40%      6.77%     6.99%      6.77%

The average yields are computed by dividing annual interest income, including the accretion of discounts and amortization of premiums, by the amortized cost of securities at December 31, 1996. The yield on Municipal investments has not been restated on a fully tax equivalent basis.

For additional information see Note 6 on pages 20-21 of the Corporation's 1996 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LOAN DATA

Loans are comprised of the following:
                                             YEAR ENDED DECEMBER 31,
(In thousands)                    1996      1995      1994      1993      1992
Domestic loans:
  Commercial, financial and
   industrial ................  $72,776   $66,798   $59,943   $54,714   $52,415
  Real estate:
    Construction .............    8,908     5,910     7,163     5,831     1,927
    Mortgage .................  167,751   141,565   120,392   114,320   100,259
  Consumer ...................   37,150    45,548    46,168    37,802    31,809
  Leasing and other (net) ....       26         9         6        15        10
Total domestic loans .........  286,611   259,830   233,672   212,682   186,420
Foreign loans ................        0         0         0         0         0
Total domestic and
 foreign loans ...............  286,611   259,830   233,672   212,682   186,420
Unearned income ..............   -3,494    -4,425    -4,297    -3,736    -3,342
Loans net of unearned ........  283,117   255,405   229,375   208,946   183,078
Reserve for loan losses ......   -3,130    -2,937    -2,638    -2,332    -2,022
Net loans .................... $279,987  $252,468  $226,737  $206,614  $181,056

For additional information see Note 7 on page 21-22 of the Corporation's 1996 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MATURITIES AND RATE SENSITIVITY OF THE LOAN PORTFOLIO
(EXCLUDING CONSUMER AND RESIDENTIAL REAL ESTATE LOANS)

The following table shows the amounts of loans (excluding consumer, residential real estate and other loans) outstanding as of December 31, 1996 which, based on remaining scheduled repayments of principal, are due in the periods indicated:

                                                    AFTER
REMAINING MATURITIES                      ONE YR   ONE TO     OVER
(In thousands)                           OR LESS   FIVE YRS  FIVE YRS    TOTAL
Domestic loans:
  Commercial, financial and industrial . $60,958   $ 8,652    $3,166  $ 72,776
  Real estate construction .............   6,245     2,012       651     8,908
Foreign loans ..........................       0         0         0         0
Total .................................. $67,203  $ 10,664  $  3,817  $ 81,684

Rate sensitivity:
  Predetermined rate ...................  $2,756    $6,937    $3,789  $ 13,482
  Floating or adjustable rate ..........  64,447     3,727        28    68,202
Total .................................. $67,203  $ 10,664  $  3,817  $ 81,684

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

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NONACCRUAL, RESTRUCTURED LOANS AND NONPERFORMING ASSETS

The following table shows loans on nonaccrual status or loans which have been restructured for the past five years:

                                   PRINCIPAL AMOUNT AT YEAR END DECEMBER 31,
(In thousands)                         1996    1995    1994    1993    1992
Domestic:
  Nonaccrual loans ................. $  615  $  934  $  416  $  385   $   237
  90 days past due still accruing ..      0       9       6       2         3
  Restructured loans ...............  1,139     791     818       0         0
Foreign:
  Nonaccrual loans .................      0       0       0       0         0
  90 days past due still accruing ..      0       0       0       0         0
  Restructured loans ...............      0       0       0       0         0
Total .............................. $1,754  $1,734  $1,240  $  387  $    240

Nonaccrual loans as a percentage of net loans decreased from 0.37% in 1995 to 0.22% at December 31, 1996. The change is attributed to decreases in nonaccrual loans secured by real estate and commercial loans of $167,000 and $151,000, respectively. Restructured loans consists of commercial loans to one party. Interest is recognized under the accrual method of accounting.

Additionally, the Corporation held $1,501,000 of impaired loans at December 31, 1996 under court-ordered restructuring due to bankruptcy. All loans are fully colateralized.

The following table presents the changes in the balance of other real estate over the past five years:

(In thousands)                         1996    1995    1994    1993    1992
Balance at beginning of year ....... $  195  $    0  $  141  $   25  $   131
Assets acquired by foreclosure
 or repossession ...................    822     300       0     161      199
Dispositions .......................   -203    -106    -152     -32     -281
Other (net) ........................    -11       1      11     -13      -24
Balance at end of year ............. $  803  $  195  $    0  $  141  $    25

Other real estate consists of assets which have been repossessed or acquired through workout situations on defaulted loans.

For additional information on nonperforming assets see Note 1 and Note 7 on pages 17-18 and 21-22, respectively, of the Corporation's 1996 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALYSIS OF RESERVE FOR LOAN LOSSES

                                               YEARS ENDED DECEMBER 31,
(In thousands)                        1996     1995     1994     1993     1992
Balance, January 1, ............... $ 2,937  $ 2,638  $ 2,332  $ 2,022  $ 1,630
Provision for loan losses .........     645      501      382      447      552
Charge-offs:
  Commercial, financial
   and industrial .................      25       31       19        0       48
  Real estate - construction ......       0        0        0        0        0
  Real estate - mortgage ..........     215       45        0        0       15
  Consumer ........................     369      257      157      179      155
Total charge-offs .................     609      333      176      179      218
Recoveries:
  Commercial, financial
   and industrial .................       6       11        0        0        5
  Real estate - construction ......       0        0        0        0        0
  Real estate - mortgage ..........      36        0        6        0        0
  Consumer ........................     115      120       94       42       53
Total recoveries ..................     157      131      100       42       58
Net charge-offs ...................     452      202       76      137      160
Balance, December 31, ............. $ 3,130  $ 2,937  $ 2,638  $ 2,332  $ 2,022
Ratio of net charge-offs to average
 loans outstanding ................   0.17%    0.08%    0.04%    0.07%    0.09%

Drovers Bancshares Corporation manages the risk characteristics of its loan portfolio through various control processes. Risk is further controlled through the application of lending procedures such as the holding of adequate collateral, contractual guarantees, and compensating balances.

Management also considers the amount of recent and expected charge-offs, the loan portfolio mix and changes in the economy when determining the provision for loan losses. Management believes these procedures provide adequate assurance against losses and the level of the Reserve for Loan Losses is sufficient to meet any present or potential risks.

For additional information see Note 1 and Note 7 on pages 17-18 and 21-22, respectively, of the Corporation's 1996 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALLOCATION OF RESERVE FOR LOAN LOSSES

The following table presents the amount of the reserve allocated to each of the loan categories and the percentage of total loans for the past five years:

                                        YEARS ENDED DECEMBER 31,
                              1996             1995             1994
                                 Percent          Percent          Percent
                                of Loans         of Loans         of Loans
                        Reserve to Total Reserve to Total Reserve to Total
(In thousands)           Amount   Loans   Amount   Loans   Amount   Loans
Commercial, financial
  and industrial ......   $657     25.7%   $515     26.2%   $630     26.2%
Real Estate:
  Construction ........     46      3.1%     16      2.3%     29      3.1%
  Mortgage ............    321     59.1%    327     55.3%    204     52.3%
Consumer ..............    123     12.1%    140     16.2%    120     18.4%
Leasing and other .....      0      0.0%      0      0.0%      0      0.0%
Unallocated ...........  1,983      n/a   1,939      n/a   1,655      n/a
Total ................. $3,130    100.0% $2,937    100.0% $2,638    100.0%

                              YEARS ENDED DECEMBER 31,
                              1993            1992
                                 Percent          Percent
                                of Loans         of Loans
                        Reserve to Total Reserve to Total
(In thousands)           Amount   Loans   Amount   Loans
Commercial, financial
  and industrial ......   $723     26.2%   $964     28.6%
Real Estate:
  Construction ........     48      2.8%     45      1.1%
  Mortgage ............    328     54.4%    419     54.4%
Consumer ..............    110     16.6%     86     15.9%
Leasing and other .....      0      0.0%      0      0.0%
Unallocated ...........  1,123      n/a     508      n/a
Total ................. $2,332    100.0% $2,022    100.0%

For additional information see Note 1 and Note 7 on pages 17-18 and 21-22, respectively, of the Corporation's 1996 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DEPOSIT STRUCTURE

Maturities of time deposits of $100,000 or more outstanding at December 31, are summarized as follows:

(In thousands)                              1996          1995          1994
Three months or less ...............       $3,674        $3,996        $1,149
Over three months to six months ....          927         2,336         2,213
Over six months to twelve months ...        7,047         3,061         1,289
Over twelve months .................        6,354         6,798         6,935
Total ..............................      $18,002       $16,191       $11,586



SHORT-TERM BORROWINGS

Short-term borrowings are borrowed funds generally with an original maturity of one year or less. Securities sold under repurchase agreements and federal funds purchased mature in one day. Other short-term borrowings have a maturity of greater than one day.

(In thousands)                                     1996      1995      1994
Federal funds purchased and securities sold under repurchase agreements
     Balance at year-end                         $15,254   $ 7,302   $11,893
     Average amount outstanding                   12,210     7,530     4,357
     Maximum amount outstanding at any month-end  18,843    14,707    13,743
     Average interest rate for the year             4.75%     5.60%     5.12%
     Average interest rate on year-end balance      5.24%     5.31%     6.39%

Other short-term borrowings
     Balance at year-end                          $    0    $    0    $2,699
     Average amount outstanding                       77         0        66
     Maximum amount outstanding at any month-end   4,000         0     2,699
     Average interest rate for the year             5.47%     0.00%     5.61%
     Average interest rate on year-end balance      0.00%     0.00%     6.22%

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA

Unaudited
1996
(In thousands,                FIRST      SECOND     THIRD    FOURTH
 except per share data)      QUARTER    QUARTER    QUARTER   QUARTER   TOTAL
Net interest income ......    $3,646     $3,746     $3,889   $3,983   $15,264
Provision for loan losses        105        180        105      255       645
Total noninterest income .       902        863        727      872     3,364
Total noninterest expense
  and income taxes .......     3,295      3,218      3,306    3,315    13,134
Net income ...............    $1,148     $1,211     $1,205   $1,285    $4,849
PER SHARE DATA
Net income ...............     $0.41      $0.43      $0.43    $0.46    $ 1.73

1995
(In thousands,                FIRST      SECOND     THIRD    FOURTH
 except per share data)      QUARTER    QUARTER    QUARTER   QUARTER   TOTAL
Net interest income ......    $3,563     $3,653     $3,667   $3,641   $14,524
Provision for loan losses        105        155        105      136       501
Total noninterest income .       659        683        763      732     2,837
Total noninterest expense
  and income taxes .......     3,085      3,093      3,120    3,281    12,579
Net income ...............    $1,032     $1,088     $1,205    $ 956    $4,281
PER SHARE DATA
Net income ...............     $0.37      $0.39      $0.43    $0.34    $ 1.53


Data adjusted for the 5 for 4 split in the form of a 25% stock dividend issued in 1996 and the 7% stock dividend issued in 1995.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTEREST DIFFERENTIAL

                                                  December 31,
                                           1996                1995
(In thousands)                     VOLUME  RATE  TOTAL VOLUME  RATE TOTAL
INTEREST INCOME
Increase (decrease) in:
Money market investments and
 Interest-bearing deposits
 with banks ......................   $ 73  $-12    $61   $-26   $52    $26
Federal funds sold ...............      0     0      0      0    -2     -2
Total money market investments ...     73   -12     61    -26    50     24
Investment securities
 Taxable investment securities ...    519   -31    488   -129   594    465
 Equity securities ...............    157     3    160     41    15     56
 Tax-exempt investment securities     -68  -116   -184     -9   -58    -67
Total investment securities ......    608  -144    464    -97   551    454
Total loans ......................  1,819  -342  1,477  2,736 1,539  4,275
Total interest income ............  2,500  -498  2,002  2,613 2,140  4,753

INTEREST EXPENSE
Increase (decrease) in:
Interest-bearing deposits
 Demand ..........................     58  -210   -152    -12    15      3
 Savings .........................    136    90    226   -326   130   -196
 Time ............................    801   189    990  1,587 1,043  2,630
Total interest-bearing deposits ..    995    69  1,064  1,249 1,188  2,437
Borrowed funds
 Short-term borrowings ...........    226   -64    162    174    21    195
 Long-term borrowings ............    120   -84     36    380   111    491
Total borrowed funds .............    346  -148    198    554   132    686
Total interest expense ...........  1,341   -79  1,262  1,803 1,320  3,123
Increase in interest differential  $1,159 $-419 $  740   $810  $820 $1,630

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in cash.

Drovers Bancshares Corporation and Subsidiaries
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The principal executive officers of Drovers Bancshares Corporation and its principal subsidiary, The Drovers & Mechanics Bank, as of January 1, 1997, are as follows:

Name:  A. Richard Pugh                   Age:  56
Position and Office: Chairman of the Board, President, and Chief Executive Officer of Drovers Bancshares Corporation and The Drovers & Mechanics Bank.
Mr. Pugh joined the organization in 1988, he was appointed President in 1990 and C.E.O. in 1994. He has extensive and diversified experience in bank management. Mr. Pugh succeeded Mr. Linder as Chairman of the Board on March 1, 1996.

Name:  George L.F. Guyer, Jr.            Age:  63
Position and Office: Senior Vice President and Secretary of Drovers Bancshares Corporation and The Drovers & Mechanics Bank. Mr. Guyer joined the organization in 1964. He served as Marketing Coordinator from 1972 to 1990.

Name:  Michael J. Groft                  Age:  41
Position and Office: Executive Vice President of Drovers Bancshares Corporation and Executive Vice President and Senior Loan Officer of The Drovers & Mechanics Bank. Mr. Groft joined the organization in March 1978. He has served in various loan officer positions since 1978.

Name:  Debra A. Goodling                 Age:  38
Position and Office: Executive Vice President and Treasurer of Drovers Bancshares Corporation and Executive Vice President, Treasurer and Chief Financial Officer of The Drovers & Mechanics Bank. Ms. Goodling joined the organization in February 1977. She has served in various financial officer positions since 1981.

Name:  Lorie Y. Runion                   Age:  45
Position and Office: Senior Vice President-Marketing and Human Resources of The Drovers & Mechanics Bank. Ms. Runion joined the organization in 1983. She has served in various Human Resource positions since 1983 and assumed responsibility for Marketing in 1990.

Name:  Kerry McLaughlin                  Age:  42
Position and Office: Senior Vice President and Senior Trust Officer of The Drovers & Mechanics Bank. Mr. McLaughlin joined the organization in April 1992. He has extensive experience in the banking industry, specializing in the Trust function. Prior to joining Drovers Bank, Mr. McLaughlin was employed with the Trust Group of United Carolina Bank of South Carolina in the position of Vice President and Trust Officer.

Name:  Shawn A. Stine                    Age:  41
Position and Office: Senior Vice President and Senior Corporate Banking Officer of The Drovers & Mechanics Bank. Mr. Stine joined the organization in August 1991 in the position of Vice President and Senior Corporate Banking Officer.

Richard M. Linder retired March 1, 1996. He continues to serve on the Board of Directors.

Additional information required for this item is contained on pages 3-11 of the Definitive Proxy Statement dated April 18, 1997.

Drovers Bancshares Corporation and Subsidiaries
PART IV.  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 DROVERS BANCSHARES CORPORATION       Date __March 26, 1997_____
        (Registrant)

                 By__/s/_A._Richard_Pugh__________________
                   A. Richard Pugh, Chairman of the Board,
                   President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


   __/s/_L._Doyle_Ankrum____________     _________________________________
   L. Doyle Ankrum, Director             Frank Motter, Director


   __/s/_Josephine_D._Appell________     __/s/_Robert_L._Myers____________
   Josephine D. Appell, Director         Robert L. Myers, Jr., Director


   __/s/_J._Samuel_Gregory__________     __/s/_Harlowe_R._Prindle_________
   J. Samuel Gregory, Director           Harlowe R. Prindle, Director


   __/s/_Daniel_E._Hess_____________     __/s/_Basil_A._Shorb,_III________
   Daniel E. Hess, Director              Basil A. Shorb, III, Director


   __/s/_George_W._Hodges___________     __/s/_D._John_Sparler,_Jr._______
   George W. Hodges, Director            D. John Sparler, Jr., Director


   __/s/_Herbert_D._Lavetan_________     __/s/_Gary_A._Stewart____________
   Herbert D. Lavetan, Director          Gary A. Stewart, Director


   __/s/_Richard_M._Linder__________     __/s/_Robert_H._Stewart,_Jr._____
   Richard M. Linder, Director           Robert H. Stewart, Jr., Director


   __/s/_David_C._McIntosh__________     __/s/_Delaine_A._Toerper_________
   David C. McIntosh, Director           Delaine A. Toerper, Director


   __/s/_Debra_A._Goodling__________     __/s/_John_D._Blecher____________
   Debra A. Goodling, Executive Vice     John D. Blecher, Vice President
   President and Treasurer               and Assistant Treasurer
   Principal Financial Officer           Principal Accounting Officer

EXHIBIT 23
DROVERS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We consent to the incorporation by reference in this Form 10-K of Drovers Bancshares Corporation and Subsidiaries of our report dated January 15, 1997, included in the 1996 Annual Report to Shareholders of Drovers Bancshares Corporation and Subsidiaries.

We also consent to the incorporation by reference in the Registration Statement on Form S-3 pertaining to the shelf registration of the Dividend Reinvestment and Stock Purchase Plan of Drovers Bancshares Corporation and Subsidiaries and the Registration Statement on Form S-8 pertaining to the Drovers Bancshares Corporation Incentive Stock Option Plan of our report dated January 15, 1997, with respect to the consolidated financial statements incorporated herein by reference.


/S/ Stambaugh Ness P.C.

(Successor to Harry Ness & Company)

York, Pennsylvania

March 25, 1997