Form 10-Q
period 1997-03-31
DROVERS BANCSHARES CORP
filed 1997-05-12
CIK 703109

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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



               Class                      Outstanding at March 31, 1997
           Common Stock                         2,809,180 Shares

Drovers Bancshares Corporation and Subsidiaries
CONTENTS
PART I  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

  Consolidated Statements of Condition .....................................  3
   March 31, 1997 and December 31, 1996

  Consolidated Statements of Income ........................................  4
   Three Months Ended March 31, 1997 and 1996

  Consolidated Statements of Cash Flows ....................................  5
   Three Months Ended March 31, 1997 and 1996

  Notes to Consolidated Financial Statements ...............................  6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ..............................  9

PART II  OTHER INFORMATION
 SIGNATURES ................................................................ 13

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CONDITION
(In thousands)

                                                            MARCH 31,  DEC 31,
ASSETS                                                         1997      1996
Cash and due from banks ..................................  $ 16,037   $ 17,512
Money market investments .................................       786        271
Investment securities (fair value $158,030 and $128,605) .   157,816    128,082

Loans (net of unearned income of $3,381 and $3,494) ......   282,045    283,117
Reserve for loan losses ..................................     3,236      3,130
Net loans ................................................   278,809    279,987

Bank premises and equipment ..............................    14,122     14,007
Other assets .............................................     7,399      6,854
TOTAL ASSETS .............................................  $474,969   $446,713

LIABILITIES
Deposits:
Noninterest-bearing ......................................  $ 37,148   $ 34,702
Interest-bearing .........................................   331,301    325,502
Total deposits ...........................................   368,449    360,204
Federal funds purchased and securities sold under
 agreements to repurchase ................................    28,783     15,254
Other borrowings .........................................    34,334     29,385
Other liabilities ........................................     4,823      3,778
TOTAL LIABILITIES ........................................   436,389    408,621

SHAREHOLDERS' EQUITY
Common stock($5 par value), 10,000,000 shares authorized;
 issued and outstanding--2,809,180 shares in 1997 and
 1996 ....................................................    14,046     14,046
Additional paid-in capital ...............................    14,708     14,707
Retained earnings ........................................     9,937      8,969
Unrealized holding gains (losses) on available-for-sale
 securities ..............................................      -111        370
TOTAL SHAREHOLDERS' EQUITY ...............................    38,580     38,092
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............  $474,969   $446,713


See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)          THREE MONTHS
                                              ENDED MARCH 31,
                                              1997      1996
INTEREST INCOME
Interest and fees on loans ................  $6,101   $5,569
Interest on deposits with banks ...........       4       68
Interest on federal funds sold ............       0        0
Interest and dividends on
 investment securities ....................   2,324    1,442
Total interest income .....................   8,429    7,079
INTEREST EXPENSE
Interest on deposits ......................   3,538    2,873
Federal funds purchased and securities
 sold under agreements to repurchase ......     318       99
Interest on borrowed funds ................     466      461
Total interest expense ....................   4,322    3,433
Net interest income .......................   4,107    3,646
Provision for loan losses .................     120      105
Net interest income after
 provision for loan losses ................   3,987    3,541
OTHER INCOME
Trust department income ...................     262      234
Service charges on deposit accounts .......     305      252
Securities gains ..........................       1      200
Net gains on residential
 mortgage loan sales ......................     157       92
Equity in losses of real estate venture ...     -13      -38
Other .....................................     193      162
Total other income ........................     905      902
OTHER EXPENSES
Salaries and employee benefits ............   1,819    1,762
Occupancy and premises ....................     181      193
Furniture and equipment ...................     260      202
FDIC insurance ............................      10        1
Marketing .................................     121      136
Net cost of operation
 of other real estate .....................      11       13
Office supplies ...........................      61       95
Other taxes ...............................      90       86
Other .....................................     511      518
Total other expenses ......................   3,064    3,006
Income before income taxes ................   1,828    1,437
Applicable income taxes ...................     438      289
NET INCOME ................................ $ 1,390  $ 1,148
PER SHARE DATA
Net income ................................  $ 0.49   $ 0.41
Dividends .................................  $ 0.15   $ 0.14
See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                              THREE MONTHS
                                                           ENDED MARCH 31,
                                                          1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................   $  1,390   $  1,148
Adjustments to reconcile net income to net cash
 from operating activities:
Depreciation ........................................        311        230
Net amortization of investment security premiums ....        -29         15
Provision for loan losses ...........................        120        105
Gain on sale of securities held-to-maturity .........         -1         -7
Gain on sale of securities available-for-sale .......          0       -194
Gain on sale of fixed assets ........................        -53          0
Loans originated for sale ...........................     -8,364     -4,292
Proceeds from sales of loans ........................      8,630      4,437
Gain on sale of loans ...............................       -157        -92
(Gain) loss on sale of other real estate ............          1         -2
Net deferred loan fees ..............................       -229        -83
Equity in loss of real estate venture................         13         38
Increase in interest/dividends receivable ...........       -289        -59
Increase (decrease) in interest payable .............        354       -126
Increase in other assets ............................        -48       -385
Increase in other liabilities .......................        676        689
Other non-cash items ................................          0         11
Net cash provided by operating activities ...........      2,325      1,433
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of securities
 held-to-maturity ...................................        872      1,412
Proceeds from sales and maturities of securities
 available-for-sale .................................      2,605      8,739
Purchases of securities held-to-maturity ............     -5,528          0
Purchases of securities available-for-sale ..........    -28,382    -13,339
(Increase)decrease in net loans .....................      1,111       -781
Capital expenditures ................................       -432       -397
Proceeds from sale of fixed assets ..................         73          1
Net (purchase) return of investment in real estate
 venture ............................................          5          0
Proceeds from sale of other real estate .............         73        137
Net cash used in investing activities ...............    -29,603     -4,228
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase(decrease)in demand deposits
 and savings accounts ...............................      3,633     -2,566
Net increase in certificates of deposit .............      4,629      1,610
Net increase in federal funds purchased
 and repurchase agreements ..........................     13,528      3,629
Net increase (decrease) in other borrowings .........      4,957        -39
Payments made for capital leases ....................         -8         -7
Dividends paid ......................................       -421       -381
Proceeds from issuance of common stock ..............          0          1
Net cash provided by financing activities ...........     26,318      2,247
NET DECREASE IN CASH & CASH EQUIVALENTS .............      - 960      - 548
CASH & CASH EQUIVALENTS AT JANUARY 1, ...............     17,783     18,771
CASH & CASH EQUIVALENTS AT MARCH 31, ................   $ 16,823   $ 18,223
See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (including normal recurring accruals) considered necessary to present fairly Drovers Bancshares' financial position as of March 31, 1997 and December 31, 1996. Operating results and changes in cash flows for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended
December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Annual Report for the year ended December 31, 1996.

NOTE B - CALCULATION OF EARNINGS PER SHARE

On August 16, 1996, the Corporation paid a 5 for 4 stock split in the form of a 25% stock dividend. Earnings per share are based on the weighted average shares of stock outstanding during each period, giving retroactive effect to the stock dividend.

NOTE C - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities classified as held-to-maturity as of March 31, 1997 are as follows:

                                                     Gross      Gross
                                        Amortized Unrealized Unrealized    Fair
(In thousands)                             Cost      Gains      Losses     Value
US Treasury securities and obligations
 of US government corp and agencies ...   $ 2,477  $     10  $      0  $ 2,487
Obligations of states and political
 subdivisions .........................    16,741       391       107   17,025
Mortgage-backed securities and
 collateralized mortgage obligations ..    13,980       123       203   13,900
Total investment securities ...........   $33,198  $    524  $    310 $ 33,412

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C - INVESTMENT SECURITIES, continued

The amortized cost and estimated fair value of investment securities classified as available-for-sale as of March 31, 1997 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains      Losses     Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 26,336 $ 17 $ 248 $ 26,105 Obligations of states and political
 subdivisions ........................     4,302         7         22      4,287
Corporate obligations ................       500         0          0        500
Mortgage-backed securities and
 collateralized mortgage obligations .    83,658       406        617     83,447
Total debt securities ................   114,796       430        887    114,339
Equity securities ....................     9,989       295          5     10,279
Total investment securities ..........  $124,785  $    725   $    892   $124,618

The amortized cost and estimated fair value of investment securities classified as held-to-maturity as of December 31, 1996 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains     Losses      Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 1,000 $ 23 $ 0 $ 1,023 Obligations of states and political
 subdivisions ........................    14,748       496        22     15,222
Mortgage-backed securities and
 collateralized mortgage obligations .    12,780       175       149     12,806
Total investment securities ..........  $ 28,528  $    694   $   171   $ 29,051

The amortized cost and estimated fair value of investment securities classified as available-for-sale as of December 31, 1996 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains     Losses      Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 24,338 $ 108 $ 58 $ 24,388 Obligations of states and political
 subdivisions ........................     3,697        22         2      3,717
Corporate obligations.................       500         0         0        500
Mortgage-backed securities and
 collateralized mortgage obligations .    62,482       465       229     62,718
Total debt securities ................    91,017       595       289     91,323
Equity securities ....................     7,976       255         0      8,231
Total investment securities ..........  $ 98,993  $    850   $   289   $ 99,554

For additional information, see pages 20-21 of the Corporation's 1996 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE D - LOANS

Loans are comprised of the following as of March 31, 1997 and December 31, 1996:

                                                           MARCH 31,   DEC 31,
(In thousands)                                               1997      1996
Commercial, financial and industrial loans .............   $ 76,448  $ 72,828
Real estate mortgage loans:
  Real estate construction-related .....................     10,552     8,908
  Real estate mortgage loans secured by
    1-4 family residential properties ..................     94,965    98,559
  Other real estate ....................................     66,283    68,637
Total real estate mortgage loans .......................    171,800   176,104
Consumer loans:
  Monthly payment ......................................     32,264    32,616
  Other revolving credit ...............................      1,510     1,543
Total consumer loans ...................................     33,774    34,159
Leasing and other ......................................         23        26
Total loans ............................................   $282,045  $283,117

Changes in the reserve for loan losses for the periods ended March 31, were as follows:

(In thousands)                                               1997       1996
Balance, beginning of year .............................  $  3,130   $  2,937
Provision for loan losses ..............................       120        105
LESS: Loans charged-off ................................        48        130
Recoveries .............................................        34         73
Balance, March 31 ......................................  $  3,236   $  2,985

As of March 31, 1997, the total recorded investment in impaired loans was $2,570,000. Nonaccrual loans at March 31, 1997 were $722,000 compared to $615,000 at December 31, 1996.

Residential mortgage loans with a book value of $912,000 were held for sale at March 31, 1997. The cumulative fair value exceeded the book value of these loans. Loans held for sale are included in total loans. During the first quarter of 1997, the Corporation capitalized $67,000 in mortgage servicing rights and amortized $10,000.

For additional information, see pages 21-22 of the Corporation's 1996 annual report.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The following comparison of actual balances indicates how the Corporation has generated and employed its funds for the three months ending March 31, 1997:
                                        BALANCE                       BALANCE
                                        MARCH 31,  INCREASE            DEC 31,
                                         1997    (DECREASE)     %      1996
FUNDING USES:                                         (In thousands)
Money market investments ............  $    786    $   515    190.0%  $    271
Investment securities ...............   157,816     29,734     23.2%   128,082
Loans (net) .........................   278,809     -1,178     -0.4%   279,987
Total interest-bearing assets .......   437,411     29,071      7.1%   408,340
Noninterest-bearing assets ..........    37,558      - 815     -2.1%    38,373
TOTAL USES ..........................  $474,969    $28,256      6.3%  $446,713
FUNDING SOURCES:
Interest-bearing demand deposits ....  $ 43,807    $   575      1.3%  $ 43,232
Savings deposits ....................    96,515      - 303     -0.3%    96,818
Time deposits .......................   190,979      5,527      3.0%   185,452
Short-term borrowings ...............    28,783     13,529     88.7%    15,254
Long-term borrowings ................    34,334      4,949     16.8%    29,385
Total interest-bearing liabilities ..   394,418     24,277      6.6%   370,141
Noninterest-bearing demand deposits .    37,148      2,446      7.0%    34,702
Other liabilities ...................     4,823      1,045     27.7%     3,778
Shareholders' equity ................    38,580        488      1.3%    38,092
TOTAL SOURCES .......................  $474,969    $28,256      6.3%  $446,713

Total assets increased $28,256,000, or 6.3%, since December 31, 1996. The Corporation continued to leverage its strong capital base by borrowing funds and purchasing investment securities. The strategy increases net interest income and provides some protection to the interest rate margin in the event of falling interest rates. Investment securities increased $29,734,000 since the end of 1996. Mortgage-backed securities and collateralized mortgage obligations increased $21,929,000. The increase in overall investments was split evenly between adjustable rate mortgage-backed securities, which reprice annually, and various fixed rate instruments. Total loans fell slightly in the first quarter due mainly to residential mortgages held for sale at the end of 1996 which were sold in the first quarter of 1997. Total real estate loans fell $4,304,000 while commercial loans increased $3,620,000. Residential mortgage loan originations were strong for the first quarter. Commercial loan demand is expected to increase in the second quarter.

The increase in assets was funded by an $18,478,000 increase in borrowings and an $8,245,000 increase in deposits. Short-term borrowings increased $13,529,000 mainly due to an increase in overnight borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB). The Corporation also borrowed $5,000,000 in long-term borrowings from the FHLB. The advance pays a fixed rate of interest until February 1998. A popular thirteen month certificate of deposit caused time deposits to increase $5,527,000 and fueled the overall increase in deposits.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LOAN QUALITY

Impaired loans at March 31, 1997 were $2,570,000 compared to $2,682,000 at December 31, 1996. Nonaccrual loans were $722,000 compared to $615,000 at the end of 1996. Overall loan quality remains very good.

Loan charge-offs were $48,000 in the first quarter, including $41,000 in consumer loans. Recoveries were $34,000. Net charge-offs are expected to increase slightly in the second quarter.

RESULTS OF OPERATION

Drovers Bancshares recorded net income of $1,390,000 and $1,148,000 for the three months ended March 31, 1997 and 1996, respectively.

The return on assets (ROA) and return on equity (ROE) for the three months ended March 31, 1997 was 1.23% and 14.53%, respectively. This compares to an ROA and ROE for the same period last year of 1.21% and 13.01%, respectively.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other sources of funds. The following table presents the trends in net interest income:

                                      THREE MONTHS
                                      ENDED MARCH 31,
(In thousands)                   1997      1996  97/96
Interest income ............  $ 8,429  $ 7,079   19.1%
Interest expense ...........    4,322    3,433   25.9%
Net interest income ........    4,107    3,646   12.6%
Provision for loan losses ..      120      105   14.3%
Net interest income after
 provision for loan losses .  $ 3,987  $ 3,541   12.6%

The Corporation's largest category of earning assets consists of loans to businesses and individuals. The majority of earning assets are supported by interest-bearing commercial and consumer deposits and shareholders' equity. Changes in net interest income are determined by variations in the volume and mix of assets and liabilities as well as their sensitivity to interest rate movements.

Net interest income increased $461,000, or 12.6%, compared to the first quarter last year. Lower net interest spreads and margins were more than offset by an increase in earning assets. Average earning assets were $425,056,000 in the first quarter of 1997 compared to $351,751,000 a year ago. This represents an increase of $73,305,000, or 20.8%. The first quarter net interest spread and margin was 3.43% and 3.92%, respectively. This compares to a spread and margin during last year's first quarter of 3.65% and 4.16%, respectively. The increase in lower yielding investment securities as a percent of earning assets and the reliance on higher yielding funding has caused the spread and margin to decline.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST INCOME
                                           THREE MONTHS
                                           ENDED MARCH 31,
(In thousands)                          1997   1996  97/96
Trust income ........................  $ 262   $234   12.0%
Service charges on deposit accounts .    305    252   21.0%
Securities gains ....................      1    200  -99.5%
Net gains on residential
 mortgage loan sales ................    157     92   70.7%
Equity in losses of
 real estate ventures................    -13    -38  -65.8%
Other ...............................    193    162   19.1%
Total ...............................  $ 905  $ 902    0.3%

Overall noninterest income remained relatively flat, however, there was a healthy change in the mix of the components. Trust income increased $28,000, or 12.0%. Estate fees increased $5,000 during the quarter and are expected to remain strong throughout 1997. More importantly, fees from employee benefit plan management increased $20,000 over the prior year. The division continues to experience strong growth. The market value of assets administered increased 10.8% during the last twelve months despite the recent equity market declines.

Service charges on deposits increased $53,000, or 21.0%. Checking account service charges increased $22,000 and returned check charges collected increased $18,000.

Gains from the sale of investment securities declined $199,000. Last year the Corporation sold investment securities in the first quarter to take advantage of gains caused by falling interest rates and to restructure the investment portfolio.

New mortgage loan volume was very strong in the first quarter of 1997. The volume provided the Corporation an opportunity to increase loan sale gains $65,000, or 70.7%, on sales of $8,540,000.

Other income increased $31,000, or 19.1%. Foreign ATM transaction fees and an increase in mortgage servicing income contributed to the increase.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST EXPENSE
                                         THREE MONTHS
                                         ENDED MARCH 31,
(In thousands)                     1997    1996   97/96
Salaries and employee benefits .  $1,819  $1,762    3.2%
Occupancy and premises .........     181     193   -6.2%
Furniture and equipment ........     260     202   28.7%
FDIC insurance .................      10       1  900.0%
Marketing ......................     121     136  -11.0%
Net cost of operation
 of other real estate ..........      11      13  -18.2%
Supplies .......................      61      95  -35.8%
Other taxes ....................      90      86    4.7%
Other ..........................     511     518   -1.4%
Total ..........................  $3,064  $3,006    1.9%

Noninterest expense increased $58,000, or 1.9%, compared to the first quarter of 1996. Salaries and employee benefits increased $57,000, or 3.2%. Salaries increased $72,000, or 5.3%, due to increased staffing levels and annual salary increases. Full-time equivalents were 205 at March 31, 1997 compared to 193 one year ago. A reduction in health insurance premiums caused an $18,000 decrease in first quarter health insurance benefits.

Occupancy and premises increased $12,000, or 6.2%, mainly due to higher occupancy at the 96 South George Street office building and a reduction in snow removal costs. Furniture and equipment expense increased $58,000 due to higher equipment depreciation for the new branch office and main frame computer upgrade.

Legislation passed in late 1996 increased the minimum FDIC insurance assessment causing first quarter expenses to increase $9,000. Marketing expenses declined. Last year, the Corporation introduced a new checking product followed by an extensive image campaign. Supplies declined mainly due to timing differences in purchases.

Other expenses declined $17,000, or 1.4%. A $52,000 gain from the sale of a previously closed branch office offset an increase in legal and other professional expenses.


TAXATION

The Corporation recognized a provision for income taxes of $438,000 for the three months ending March 31, 1997. The average tax rate, applicable income taxes divided by income before taxes, was 24.0%. This compares to an average tax rate of 18.3% for all of 1996. The lower tax rate in 1996 was caused by $397,000 in historic tax credits received from the Elm View Limited Partnership. The Partnership owns a 32 apartment low income housing development which opened in the first quarter of 1996.

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


                                   Date:  May 7, 1997