Form 10-Q
period 1997-06-30
DROVERS BANCSHARES CORP
filed 1997-08-12
CIK 703109

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission file number 0-10958


                         DROVERS BANCSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

                      PENNSYLVANIA                                23-2209390
(State or other jurisdiction of incorporation or organization) (IRS employer ID)

            96 SOUTH GEORGE STREET, YORK, PA                         17401
        (Address of principal executive office)                    (Zip Code)

       Registrant's telephone number, including area code  (717) 843-1586



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



               Class                      Outstanding at June 30, 1997
           Common Stock                         2,809,180 Shares

Drovers Bancshares Corporation and Subsidiaries
CONTENTS
PART I  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

  Consolidated Statements of Condition .....................................  3
   June 30, 1997 and December 31, 1996

  Consolidated Statements of Income ........................................  4
   Three Months Ended June 30, 1997 and 1996
   Six Months Ended June 30, 1997 and 1996

  Consolidated Statements of Cash Flows ....................................  5
   Six Months Ended June 30, 1997 and 1996

  Notes to Consolidated Financial Statements ...............................  6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ..............................  9

PART II  OTHER INFORMATION
 SIGNATURES ................................................................ 15

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CONDITION
(In thousands)

                                                             JUNE 30,  DEC 31,
ASSETS                                                         1997      1996
Cash and due from banks ..................................  $ 18,219   $ 17,512
Money market investments .................................       382        271
Investment securities (fair value $161,910 and $128,605)..   161,402    128,082

Loans (net of unearned income of $3,402 and $3,494) ......   292,603    283,117
Reserve for loan losses ..................................     3,260      3,130
Net loans ................................................   289,343    279,987

Bank premises and equipment ..............................    13,907     14,007
Other assets .............................................     7,348      6,854
TOTAL ASSETS .............................................  $490,601   $446,713

LIABILITIES
Deposits:
Noninterest-bearing ......................................  $ 44,524   $ 34,702
Interest-bearing .........................................   347,022    325,502
Total deposits ...........................................   391,546    360,204
Federal funds purchased and securities sold under
 agreements to repurchase ................................    19,609     15,254
Other borrowings .........................................    34,283     29,385
Other liabilities ........................................     4,959      3,778
TOTAL LIABILITIES ........................................   450,397    408,621

SHAREHOLDERS' EQUITY
Common stock($5 par value), 10,000,000 shares authorized;
 issued and outstanding-2,809,180 shares in 1997 and
 1996 ....................................................    14,046     14,046
Additional paid-in capital ...............................    14,708     14,707
Retained earnings ........................................    10,926      8,969
Unrealized holding gains on available-for-sale
 securities ..............................................       524        370
TOTAL SHAREHOLDERS' EQUITY ...............................    40,204     38,092
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............  $490,601   $446,713


See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)          THREE MONTHS        SIX MONTHS
                                              ENDED JUNE 30,      ENDED JUNE 30,
                                              1997     1996      1997      1996
INTEREST INCOME
Interest and fees on loans ................  $6,253   $5,649   $12,354   $11,218
Interest on deposits with banks ...........       7       21        11        89
Interest on federal funds sold ............       0        0         0         0
Interest and dividends on
 investment securities ....................   2,617    1,602     4,941     3,044
Total interest income .....................   8,877    7,272    17,306    14,351
INTEREST EXPENSE
Interest on deposits ......................   3,795    2,846     7,333     5,719
Federal funds purchased and securities
 sold under agreements to repurchase ......     389      180       707       279
Interest on borrowed funds ................     512      500       978       961
Total interest expense ....................   4,696    3,526     9,018     6,959
Net interest income .......................   4,181    3,746     8,288     7,392
Provision for loan losses .................      66      180       186       285
Net interest income after
 provision for loan losses ................   4,115    3,566     8,102     7,107
OTHER INCOME
Trust income ..............................     282      268       544       502
Service charges on deposit accounts .......     320      294       625       546
Securities gains ..........................     101       66       102       266
Net gains on residential
 mortgage loan sales ......................      73       97       230       189
Equity in losses of real estate venture ...     -28      -40       -41       -78
Other .....................................     263      178       456       340
Total other income ........................   1,011      863     1,916     1,765
OTHER EXPENSES
Salaries and employee benefits ............   1,850    1,666     3,669     3,428
Occupancy and premises ....................     212      208       393       401
Furniture and equipment ...................     271      210       531       412
FDIC insurance ............................      12        1        22         2
Marketing .................................     120      136       241       272
Net (gain) cost of operation
 of other real estate .....................      62        2        73        15
Office supplies ...........................     113       94       174       189
Other taxes ...............................      88       81       178       167
Other......................................     585      493     1,096     1,011
Total other expenses ......................   3,313    2,891     6,377     5,897
Income before income taxes ................   1,813    1,538     3,641     2,975
Applicable income taxes ...................     403      327       841       616
NET INCOME ................................ $ 1,410  $ 1,211   $ 2,800   $ 2,359
PER SHARE DATA
Net income ................................  $ 0.50   $ 0.43   $  1.00   $  0.84
Dividends .................................  $ 0.15   $ 0.14   $  0.30   $  0.27
See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                              SIX MONTHS
                                                           ENDED JUNE 30,
                                                          1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................   $  2,800   $  2,359
Adjustments to reconcile net income to net cash
 from operating activities:
Depreciation ........................................        650        560
Net amortization of investment security premiums ....        -89         34
Provision for loan losses ...........................        186        285
Provision for losses on other real estate owned .....         54          0
Gain on sale of securities held-to-maturity .........         -1        -11
Gain on sale of securities available-for-sale .......       -102       -255
Loans originated for sale ...........................    -13,140     -9,557
Proceeds from sales of loans ........................     13,518      9,879
Gain on sale of loans ...............................       -230       -189
Other gains .........................................        -42          0
Net deferred loan fees ..............................       -287       -119
Equity in loss of real estate venture................         41         78
Increase in interest/dividends receivable ...........       -447       -159
Increase (decrease) in interest payable .............        705       -181
Other ...............................................        186       -252
Net cash provided by operating activities ...........      3,802      2,472
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of securities
 held-to-maturity ...................................      3,146      3,438
Proceeds from sales and maturities of securities
 available-for-sale .................................     14,317     12,137
Purchases of securities held-to-maturity ............     -9,827       -943
Purchases of securities available-for-sale ..........    -40,529    -34,074
Increase in net loans ...............................     -9,499     -9,990
Capital expenditures ................................       -522       -633
Proceeds from sale of fixed assets ..................         75          1
Purchase of investment in real estate venture .......          9          0
Proceeds from sale of other real estate .............         99        156
Net cash used in investing activities ...............    -42,731    -29,908
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits
 and savings accounts ...............................     18,534      3,706
Net increase in certificates of deposit .............     12,803      3,509
Net increase (decrease) in federal funds purchased
 and repurchase agreements ..........................      4,354     11,541
Net increase in other borrowings ....................      4,916      8,323
Payments made for capital leases ....................        -17        -14
Dividends paid ......................................       -843       -763
Proceeds from issuance of common stock ..............          0         83
Net cash provided by financing activities ...........     39,747     26,385
NET INCREASE IN CASH & CASH EQUIVALENTS .............        818     -1,051
CASH & CASH EQUIVALENTS AT JANUARY 1, ...............     17,783     18,771
CASH & CASH EQUIVALENTS AT JUNE 30, .................   $ 18,601   $ 17,720
See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (including normal recurring accruals) considered necessary to present fairly Drovers Bancshares' financial position as of June 30, 1997 and December 31, 1996. Operating results and changes in cash flows for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Annual Report for the year ended December 31, 1996.

NOTE B - CALCULATION OF EARNINGS PER SHARE

On August 16, 1996, the Corporation paid a 5 for 4 stock split in the form of a 25% stock dividend. Earnings per share are based on the weighted average shares of stock outstanding during each period, giving retroactive effect to the stock dividends.

NOTE C - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities classified as held-to-maturity as of June 30, 1997 are as follows:

                                                     Gross      Gross
                                        Amortized Unrealized Unrealized    Fair
(In thousands)                             Cost      Gains      Losses     Value
US Treasury securities and obligations
 of US government corp and agencies ... $ 5,465 $ 55 $ 0 $ 5,520 Obligations of states and political
 subdivisions .........................    16,897       467         14    17,350
Mortgage-backed securities and
 collateralized mortgage obligations ..    12,874       135        135    12,874
Total investment securities ...........   $35,236  $    657   $    149   $35,744

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C - INVESTMENT SECURITIES, continued

The amortized cost and estimated fair value of investment securities classified as available-for-sale as of June 30, 1997 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains      Losses     Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 22,822 $ 45 $ 74 $ 22,793 Obligations of states and political
 subdivisions ........................     5,778        52         8       5,822
Corporate obligations ................       500         0         8         492
Mortgage-backed securities and
 collateralized mortgage obligations .    81,927       553       211      82,269
Total debt securities ................   111,027       650       301     111,376
Equity securities ....................    14,344       451         5      14,790
Total investment securities .......... $ 125,371  $  1,101   $   306   $ 126,166

The amortized cost and estimated fair value of investment securities classified as held-to-maturity as of December 31, 1996 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains     Losses      Value
US Treasury securities and obligations
 of US government corp and agencies ..  $  1,000  $     23   $     0    $  1,023
Obligations of states and political
 subdivisions ........................    14,748       496        22      15,222
Mortgage-backed securities and
 collateralized mortgage obligations .    12,780       175       149      12,806
Total investment securities ..........  $ 28,528  $    694   $   171    $ 29,051

The amortized cost and estimated fair value of investment securities classified as available-for-sale as of December 31, 1996 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains     Losses      Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 24,338 $ 108 $ 58 $ 24,388 Obligations of states and political
 subdivisions ........................     3,697        22         2       3,717
Corporate obligations.................       500         0         0         500
Mortgage-backed securities and
 collateralized mortgage obligations .    62,482       465       229      62,718
Total debt securities ................    91,017       595       289      91,323
Equity securities ....................     7,976       255         0       8,231
Total investment securities ..........  $ 98,993  $    850   $   289    $ 99,554

For additional information, see pages 20-21 of the Corporation's 1996 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE D - LOANS

Loans are comprised of the following as of June 30, 1997 and December 31, 1996:

                                                           JUNE 30,   DEC 31,
(In thousands)                                               1997      1996
Commercial, financial and industrial loans .............   $ 72,583  $ 72,828
Real estate mortgage loans:
  Real estate construction-related .....................     10,991     8,908
  Real estate mortgage loans secured by
     1-4 family residential properties .................    101,715    98,559
  Other real estate ....................................     74,140    68,637
Total real estate mortgage loans .......................    186,846   176,104
Consumer loans:
  Monthly payment ......................................     31,686    32,616
  Other revolving credit ...............................      1,456     1,543
Total consumer loans ...................................     33,142    34,159
Leasing and other ......................................         32        26
Total loans ............................................   $292,603  $283,117

Changes in the reserve for loan losses for the periods ended June 30, were as follows:

(In thousands)                                               1997       1996
Balance, beginning of year .............................  $  3,130   $  2,937
Provision for loan losses ..............................       186        285
LESS: Loans charged-off ................................       136        259
Recoveries .............................................        80        130
Balance, June 30 .......................................  $  3,260   $  3,093

As of June 30, 1997, the total recorded investment in impaired loans was $2,502,000. Nonaccrual loans at June 30, 1997 were $674,000 compared to $615,000 at December 31, 1996.

Residential mortgage loans with a book value of $1,622,000 were held for sale at June 30, 1997. The cumulative fair value exceeded the book value of these loans. Loans held for sale are included in total loans. During the first six months of 1997, the Corporation capitalized $96,000 in mortgage servicing rights and amortized $25,000.

For additional information, see pages 21-22 of the Corporation's 1996 annual report.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The following comparison of actual balances indicates how the Corporation has generated and employed its funds for the six months ending June 30, 1997:
                                        BALANCE                       BALANCE
                                        JUNE 30,  INCREASE            DEC 31,
                                         1997    (DECREASE)     %      1996
FUNDING USES:                                         (In thousands)
Money market investments ............  $    382   $    111    41.0%  $    271
Investment securities ...............   161,402     33,320    26.0%   128,082
Loans (net) .........................   289,343      9,356     3.3%   279,987
Total interest-bearing assets .......   451,127     42,787    10.5%   408,340
Noninterest-bearing assets ..........    39,474      1,101     2.9%    38,373
TOTAL USES ..........................  $490,601   $ 43,888     9.8%  $446,713
FUNDING SOURCES:
Interest-bearing demand deposits ....  $ 42,421   $  - 811    -1.9%  $ 43,232
Savings deposits ....................   104,721      7,903     8.2%    96,818
Time deposits .......................   199,880     14,428     7.8%   185,452
Short-term borrowings ...............    19,609      4,355    28.5%    15,254
Long-term borrowings ................    34,283      4,898    16.7%    29,385
Total interest-bearing liabilities ..   400,914     30,773     8.3%   370,141
Noninterest-bearing demand deposits .    44,524      9,822    28.3%    34,702
Other liabilities ...................     4,959      1,181    31.3%     3,778
Shareholders' equity ................    40,204      2,112     5.5%    38,092
TOTAL SOURCES .......................  $490,601   $ 43,888     9.8%  $446,713

Total assets increased $43,888,000, or 9.8%, since December 31, 1996. The Corporation continued to leverage its strong capital base by purchasing investments funded by strong deposit growth and other borrowings. The strategy increases net interest income and provides some protection to the interest rate margin in the event of falling interest rates. Investment securities increased $33,320,000, or 26.0%, since the end of 1996. Holdings of mortgage-backed securities and collateralized mortgage obligations increased $19,645,000. Holdings of municipal bonds and equity securities increased $10,813,000. Net loans grew $9,356,000, or 3.3%. Growth in commercial real estate loans accounted for most of the growth in net loans.

Total deposits grew $31,342,000, or 8.7%, since December 31, 1996. Successful promotions of various certificate of deposit products helped increase time deposits $14,428,000. The Indexed Money Fund, a savings product paying money market interest rates, continues to attract new deposits. Savings deposits increased $7,903,000, or 8.2%, since yearend. Noninterest-bearing demand deposits increased $9,822,000. Some of the increase was caused by fluctuations in commercial account balances. Other borrowings increased $9,253,000. These balances are made up of customer repurchase agreements and borrowings from the Federal Home Loan Bank of Pittsburgh.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LOAN QUALITY

Impaired loans at June 30, 1997 were $2,502,000 compared to $2,682,000 at December 31, 1996. Nonaccrual loans at June 30, 1997 were $674,000 compared to $615,000 at December 31, 1996. Overall loan quality remains very good.

Loan charge-offs and recoveries for the first half of 1997 were $136,000 and $80,000, respectively. All loans charged-off in 1997 were consumer. Second
quarter net charge-offs were $42,000.   Charge-offs are expected to remain at
current levels in the third quarter.

RESULTS OF OPERATION

Drovers Bancshares recorded net income of $2,800,000 and $2,359,000 for the six months ended June 30, 1997 and 1996, respectively.

The return on assets (ROA) and return on equity (ROE) for the six months ended June 30, 1997 was 1.20% and 14.47%, respectively. This compares to an ROA and ROE for the same period last year of 1.22% and 13.30%, respectively. Net income for the quarter was $1,410,000 compared to $1,211,000 for the second quarter last year and $1,390,000 for the first quarter of 1997. The ROA and ROE for the second quarter of 1997 was 1.18% and 14.42%, respectively.

NET INTEREST INCOME
Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other sources of funds.  The following table presents the trends in net interest income:
                                      THREE MONTHS                   SIX MONTHS
                                     ENDED JUNE 30,                 ENDED JUNE
30,
(In thousands)                   1997      1996   97/96     1997       1996
97/96
Interest income ............  $ 8,877   $ 7,272    22.1%  $17,306   $14,351
20.6%
Interest expense ...........    4,696     3,526    33.2%    9,018     6,959
29.6%
Net interest income ........    4,181     3,746    11.6%    8,288     7,392
12.1%
Provision for loan losses ..       66       180   -63.3%      186       285   -
34.7%
Net interest income after
 provision for loan losses .  $ 4,115   $ 3,566    15.4%  $ 8,102   $ 7,107
14.0%

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

NET INTEREST INCOME, continued

Net interest income increased $435,000, or 11.6%, for the second quarter and $896,000, or 12.1% for the first half of 1997. Lower net interest spreads and margins were more than offset by an increase in earning assets. Average earning assets were $436,440,000 in the first half of 1997 compared to $357,843,000 a year ago. This represents an increase of $78,597,000, or 22.0%. The net interest spread and margin for the first half of 1997 was 3.34% and 3.83%, respectively. This compares to a spread and margin for the first six months of 1996 of 3.64% and 4.15%, respectively. The second quarter net interest spread and margin was 3.25% and 3.74%, respectively. The spread and margin for the first quarter of 1997 was 3.43% and 3.92%, respectively. The increase in lower yielding investment securities as a percent of earning assets and the reliance on higher yielding funding has caused the spread and margin to decline.

The Corporation sold about $4,800,000 in investment securities during the second quarter. Most of the securities had variable interest rates. The proceeds were invested in fixed rate securities and variable rate securities with rates fixed for the first one to five years. The new holdings will increase net interest income in 1997 and help protect the Corporation from interest rate declines.

The provision for loan losses was $66,000 for the quarter and $186,000 for the first half of 1997. The second quarter provision was lowered due to lower than anticipated year-to-date net charge-offs and continued strong quality of the loan portfolio. The reserve for loan losses to loan ratio was 1.11% at June 30, 1997.

NONINTEREST INCOME
                                           THREE MONTHS              SIX MONTHS
                                          ENDED JUNE 30,           ENDED JUNE
30,
(In thousands)                          1997   1996  97/96     1997   1996
97/96
Trust income ........................  $ 282   $268    5.2%  $  544  $  502
8.4%
Service charges on deposit accounts .    320    294    8.8%     625     546
14.5%
Securities gains ....................    101     66   53.0%     102     266  -
61.7%
Net gains on residential
 mortgage loan sales ................     73     97  -24.7%     230     189
21.7%
Equity in losses of real
 estate venture .....................    -28    -40  -30.0%     -41     -78  -
47.4%
Other ...............................    263    178   47.8%     456     340
34.1%
Total ............................... $1,011  $ 863   17.1%  $1,916  $1,765
8.6%

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST INCOME, continued

Noninterest income increased $148,000 for the second quarter and $151,000 for the first six months of 1997. Gains from the sale of investment securities and the implementation of a $1.00 surcharge on non-customers using our automated teller machines caused the second quarter increase. For the first six months of 1997, trust income increased $42,000, or 8.4%. Fees from employee benefit plan management increased $30,000. Total book value of assets under management increased 31.1% over the past twelve months. Service charges on deposit accounts increased $79,000 over last year as checking account fees, overdraft charges and ATM fees all increased. Net gains on residential mortgage loan sales increased $41,000 on total year-to-date sales of $13,384,000. Other income increased $116,000 for the first six months of 1997 due to implementation of ATM surcharges and an increase in letter of credit fees.


NONINTEREST EXPENSE
                                         THREE MONTHS          SIX MONTHS
                                        ENDED JUNE 30,       ENDED JUNE 30,
(In thousands)                     1997    1996   97/96    1997    1996   97/96
Salaries and employee benefits .  $1,850  $1,666   11.0%  $3,669  $3,428    7.0%
Occupancy and premises .........     212     208    1.9%     393     401   -2.0%
Furniture and equipment ........     271     210   29.0%     531     412   28.9%
FDIC insurance .................      12       1  999.9%      22       2  999.9%
Marketing expense ..............     120     136  -11.8%     241     272  -11.4%
Net cost of operation
 of other real estate ..........      62       2  999.9%      73      15  999.9%
Office supplies ................     113      94   20.2%     174     189   -7.9%
Other taxes ....................      88      81    8.6%     178     167    6.6%
Other...........................     585     493   18.7%   1,096   1,011    8.4%
Total ..........................  $3,313  $2,891   14.6%  $6,377  $5,897    8.1%

Noninterest expense increased $422,000, or 14.6%, compared to the second quarter of 1996. For the first six months, noninterest income increased $480,000, or 8.1%.

Salaries and employee benefits increased $184,000 in the second quarter and $241,000 year-to-date. Salaries alone accounted for the increase as benefit expenses remained stable. Increased staffing levels caused the salaries increase. Full-time equivalents at June 30, 1997 were 208 compared to 205 at March 31, 1997 and 198 at June 30, 1996.

Furniture and equipment expense increased $61,000 for the second quarter and $119,000 for the first half of 1997. Depreciation for the new branch office and main frame computer upgrade accounted for most of the increase.

Net cost of operation of other real estate increased $60,000 for the second quarter. A provision for anticipated losses on disposal was recognized. Net other real estate held at June 30, 1997 was $643,000. All property was 1-4 family residential real estate acquired from mortgage foreclosures.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST EXPENSE, continued

Other noninterest expenses increased $92,000 in the second quarter. Increases in data processing, legal and professional services caused the increase. A $52,000 gain from the first quarter sale of a previously closed branch office held the year-to-date increase in other noninterest expense to $85,000.

TAXATION

The Corporation recognized a provision for income taxes of $841,000 for the six months ending June 30, 1997. The average tax rate, applicable income taxes divided by income before taxes, was 23.1%. This compares to an average tax rate of 18.3% for all of 1996. The lower tax rate in 1996 was caused by $633,000 in tax credits, including $397,000 in historic tax credits received from the Elm View Limited Partnership. The Partnership owns a 32 apartment low income housing development which opened in the first quarter of 1996. Estimated tax credits for 1997 are $273,000. In order to lessen the impact of lower tax credits, the Corporation increased its holdings in tax free investments. Since December 31, 1996, holdings of municipal bonds and equity securities, mainly preferred stock, increased $10,813,000.

VOTING RESULTS

Shareholders' voted on the following items at this year's Annual Meeting held May 23, 1997:

  1.  Election of four directors for a four-year term expiring 2001

  2. Ratification of adoption of Drovers Bancshares Corporation 1997 Employee stock Purchase Plan.

The voting results were as follows:

                                         For     Against/Withheld   Abstain
Richard M. Linder (Director) ......    2,322,294           23,485      --
Frank Motter (Director) ...........    2,322,294           23,485      --
Robert L. Myers, Jr.(Director) ....    2,322,294           23,485      --
A. Richard Pugh (Chairman,
 President, and CEO)...............    2,322,294           23,485      --
1997 Employee Stock Purchase Plan..    2,030,247           73,372    114,442

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FUTURE OUTLOOK

The Corporation will install five new remote automated teller machines (ATMs) in the second quarter of 1997. The machines will be located in Tom's convenience stores throughout York County. The Corporation will operate eighteen ATMs after completing the installation.

Construction continues on the Penvale branch office located just north of York along Route 83. The branch is a shared site with a Tom's convenience store, similar to the Dover branch opened in 1996. Penvale will open in November.

Construction will begin about September 15 on a stand alone branch office in Shrewsbury. The office will be the Corporation's first branch in the fast growing Southern York County area. The office will open in December or early 1998.

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


                                   Date:  August 6, 1997