Form 10-Q
period 1997-09-30
DROVERS BANCSHARES CORP
filed 1997-11-13
CIK 703109

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

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



               Class                      Outstanding at September 30, 1997
           Common Stock                         2,809,649 Shares

Drovers Bancshares Corporation and Subsidiaries
CONTENTS
PART I  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

  Consolidated Statements of Condition .....................................  3
   September 30, 1997 and December 31, 1996

  Consolidated Statements of Income ........................................  4
   Three Months Ended September 30, 1997 and 1996
   Nine Months Ended September 30, 1997 and 1996

  Consolidated Statements of Cash Flows ....................................  5
   Nine Months Ended September 30, 1997 and 1996

  Notes to Consolidated Financial Statements ...............................  6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ..............................  9

PART II  OTHER INFORMATION
 SIGNATURES ................................................................ 14

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CONDITION
(In thousands)

                                                             SEPT 30,  DEC 31,
ASSETS                                                         1997      1996
Cash and due from banks ..................................  $ 14,273   $ 17,512
Money market investments .................................     9,202        271
Investment securities (fair value $179,325 and $128,605)..   178,550    128,082

Loans (net of unearned income of $3,348 and $3,494) ......   301,689    283,117
Reserve for loan losses ..................................     3,312      3,130
Net loans ................................................   298,377    279,987

Bank premises and equipment ..............................    13,853     14,007
Other assets .............................................     6,735      6,854
TOTAL ASSETS .............................................  $520,990   $446,713

LIABILITIES
Deposits:
Noninterest-bearing ......................................  $ 38,980   $ 34,702
Interest-bearing .........................................   373,266    325,502
Total deposits ...........................................   412,246    360,204
Federal funds purchased and securities sold under
 agreements to repurchase ................................    11,654     15,254
Other borrowings .........................................    49,612     29,385
Other liabilities ........................................     5,611      3,778
TOTAL LIABILITIES ........................................   479,123    408,621

SHAREHOLDERS' EQUITY
Common stock($5 par value), 10,000,000 shares authorized;
 issued and outstanding-2,809,649 shares in 1997 and
 2,809,180 shares in 1996.................................    14,048     14,046
Additional paid-in capital ...............................    14,715     14,707
Retained earnings ........................................    11,959      8,969
Unrealized holding gains on available-for-sale
 securities ..............................................     1,145        370
TOTAL SHAREHOLDERS' EQUITY ...............................    41,867     38,092
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............  $520,990   $446,713


See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)          THREE MONTHS         NINE MONTHS
                                             ENDED SEPT 30,       ENDED SEPT 30,
                                              1997     1996      1997      1996
INTEREST INCOME
Interest and fees on loans ................  $6,434   $5,881   $18,788   $17,099
Interest on deposits with banks ...........      34       39        45       128
Interest and dividends on
 investment securities ....................   2,802    1,774     7,743     4,818
Total interest income .....................   9,270    7,694    26,576    22,045
INTEREST EXPENSE
Interest on deposits ......................   4,148    3,179    11,481     8,898
Federal funds purchased and securities
 sold under agreements to repurchase ......     224      144       931       423
Interest on borrowed funds ................     597      482     1,575     1,443
Total interest expense ....................   4,969    3,805    13,987    10,764
Net interest income .......................   4,301    3,889    12,589    11,281
Provision for loan losses .................     120      105       306       390
Net interest income after
 provision for loan losses ................   4,181    3,784    12,283    10,891
OTHER INCOME
Trust income ..............................     290      235       834       737
Service charges on deposit accounts .......     333      329       958       875
Securities gains ..........................       3      -70       105       196
Net gains on residential
 mortgage loan sales ......................     144      104       374       293
Equity in losses of real estate venture ...     -29      -40       -70      -118
Other .....................................     239      169       695       509
Total other income ........................     980      727     2,896     2,492
OTHER EXPENSES
Salaries and employee benefits ............   1,869    1,694     5,538     5,122
Occupancy and premises ....................     239      216       632       617
Furniture and equipment ...................     277      220       808       632
FDIC insurance ............................      11        0        33         2
Marketing .................................     119      134       360       406
Net (gain) cost of operation
 of other real estate .....................     -12        1        61        16
Supplies ..................................     115      100       289       289
Other taxes ...............................      90       74       268       241
Other......................................     534      551     1,630     1,562
Total other expenses ......................   3,242    2,990     9,619     8,887
Income before income taxes ................   1,919    1,521     5,560     4,496
Applicable income taxes ...................     465      316     1,306       932
NET INCOME ................................ $ 1,454  $ 1,205   $ 4,254   $ 3,564
PER SHARE DATA
Net income ................................  $ 0.52   $ 0.43   $  1.51   $  1.27
Dividends .................................  $ 0.15   $ 0.15   $  0.45   $  0.42

See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                             NINE MONTHS
                                                           ENDED SEPT 30,
                                                          1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................   $  4,254   $  3,564
Adjustments to reconcile net income to net cash
 from operating activities:
Depreciation ........................................        985        847
Net amortization (accretion) of
 investment security premiums .......................       -151         19
Provision for loan losses ...........................        306        390
Gain on sale of securities held-to-maturity .........         -1        -11
Gain on sale of securities available-for-sale .......       -104       -185
Loans originated for sale ...........................    -21,577    -16,318
Proceeds from sales of loans ........................     22,238     16,818
Gain on sale of loans ...............................       -374       -293
Other gains .........................................         -5         -3
Net deferred loan fees ..............................       -466       -188
Equity in loss of real estate venture................         69        118
Increase in interest/dividends receivable ...........       -608        -69
Increase (decrease) in interest payable .............        772        -11
Other ...............................................        695        -85
Net cash provided by operating activities ...........      6,033      4,593
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of securities
 held-to-maturity ...................................      4,483      4,425
Proceeds from sales and maturities of securities
 available-for-sale .................................     22,904     23,259
Purchases of securities held-to-maturity ............    -19,590       -943
Purchases of securities available-for-sale ..........    -56,834    -46,027
Increase in net loans ...............................    -18,843    -21,432
Capital expenditures ................................       -774       -993
Proceeds from sale of fixed assets ..................         75          2
Purchase of investment in real estate venture .......         14          0
Proceeds from sale of other real estate .............        787        156
Net cash used in investing activities ...............    -67,778    -41,553
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits
 and savings accounts ...............................     17,437     19,078
Net increase in certificates of deposit .............     34,628     10,245
Net increase (decrease) in federal funds purchased
 and repurchase agreements ..........................     -3,601     10,402
Net increase (decrease) in other borrowings..........     20,254     -1,717
Payments made for capital leases ....................        -26        -22
Dividends paid ......................................     -1,264     -1,185
Proceeds from issuance of common stock ..............          9         83
Net cash provided by financing activities ...........     67,437     36,884
NET INCREASE IN CASH & CASH EQUIVALENTS .............      5,692        -76
CASH & CASH EQUIVALENTS AT JANUARY 1, ...............     17,783     18,771
CASH & CASH EQUIVALENTS AT SEPT 30, .................   $ 23,475   $ 18,695

See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (including normal recurring accruals) considered necessary to present fairly Drovers Bancshares' financial position as of September 30, 1997 and December 31, 1996. Operating results and changes in cash flows for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Annual Report for the year ended December 31, 1996.

NOTE B - CALCULATION OF EARNINGS PER SHARE

On August 16, 1996, the Corporation paid a 5 for 4 stock split in the form of a 25% stock dividend. Earnings per share are based on the weighted average shares of stock outstanding during each period, giving retroactive effect to the stock dividends.

NOTE C - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities classified as held-to-maturity as of September 30, 1997 are as follows:

                                                     Gross      Gross
                                        Amortized Unrealized Unrealized    Fair
(In thousands)                             Cost      Gains      Losses     Value
US Treasury securities and obligations
 of US government corp and agencies ... $10,467 $ 110 $ 1 $10,576 Obligations of states and political
 subdivisions .........................    18,185       606         3     18,788
Mortgage-backed securities and
 collateralized mortgage obligations ..    15,023       151        88     15,086
Total investment securities ...........   $43,675  $    867  $     92    $44,450

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C - INVESTMENT SECURITIES, continued

The amortized cost and estimated fair value of investment securities classified as available-for-sale as of September 30, 1997 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains      Losses     Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 20,326 $ 89 $ 6 $ 20,409 Obligations of states and political
 subdivisions ........................     5,496       136         0      5,632
Corporate obligations ................       500         0         7        493
Mortgage-backed securities and
 collateralized mortgage obligations .    92,541       905        54     93,392
Total debt securities ................   118,863     1,130        67    119,926
Equity securities ....................    14,278       671         0     14,949
Total investment securities .......... $ 133,141  $  1,801   $    67  $ 134,875

The amortized cost and estimated fair value of investment securities classified as held-to-maturity as of December 31, 1996 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains     Losses     Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 1,000 $ 23 $ 0 $ 1,023 Obligations of states and political
 subdivisions ........................    14,748       496        22     15,222
Mortgage-backed securities and
 collateralized mortgage obligations .    12,780       175       149     12,806
Total investment securities ..........  $ 28,528  $    694   $   171   $ 29,051

The amortized cost and estimated fair value of investment securities classified as available-for-sale as of December 31, 1996 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains     Losses     Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 24,338 $ 108 $ 58 $ 24,388 Obligations of states and political
 subdivisions ........................     3,697        22         2      3,717
Corporate obligations.................       500         0         0        500
Mortgage-backed securities and
 collateralized mortgage obligations .    62,482       465       229     62,718
Total debt securities ................    91,017       595       289     91,323
Equity securities ....................     7,976       255         0      8,231
Total investment securities ..........  $ 98,993  $    850   $   289   $ 99,554

For additional information, see pages 20-21 of the Corporation's 1996 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE D - LOANS

Loans are comprised of the following as of September 30, 1997 and December 31, 1996:

                                                           SEPT 30,   DEC 31,
(In thousands)                                               1997      1996
Commercial, financial and industrial loans .............   $ 75,718  $ 72,828
Real estate mortgage loans:
  Real estate construction-related .....................     12,386     8,908
  Real estate mortgage loans secured by
     1-4 family residential properties .................    105,175    98,559
  Other real estate ....................................     75,151    68,637
Total real estate mortgage loans .......................    192,712   176,104
Consumer loans:
  Monthly payment ......................................     31,746    32,616
  Other revolving credit ...............................      1,490     1,543
Total consumer loans ...................................     33,236    34,159
Leasing and other ......................................         23        26
Total loans ............................................   $301,689  $283,117

Changes in the reserve for loan losses for the periods ended September 30, were as follows:

(In thousands)                                               1997       1996
Balance, beginning of year .............................  $  3,130   $  2,937
Provision for loan losses ..............................       306        390
LESS: Loans charged-off ................................       221        344
Recoveries .............................................        97        146
Balance, September 30...................................  $  3,312   $  3,129

As of September 30, 1997, the total recorded investment in impaired loans was $2,365,000. Nonaccrual loans at September 30, 1997 were $770,000 compared to $615,000 at December 31, 1996.

Residential mortgage loans with a book value of $2,206,000 were held for sale at September 30, 1997. The cumulative fair value exceeded the book value of these loans. Loans held for sale are included in total loans. During the first nine months of 1997, the Corporation capitalized $87,000 in mortgage servicing rights and amortized $39,000.

For additional information, see pages 21-22 of the Corporation's 1996 annual report.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The following comparison of actual balances indicates how the Corporation has generated and employed its funds for the nine months ending September 30, 1997:
                                        BALANCE                       BALANCE
                                        SEPT 30,  INCREASE            DEC 31,
                                         1997    (DECREASE)     %      1996
FUNDING USES:                                         (In thousands)
Money market investments ............  $  9,202   $  8,931   999.9%  $    271
Investment securities ...............   178,550     50,468    39.4%   128,082
Loans (net) .........................   298,377     18,390     6.6%   279,987
Total interest-bearing assets .......   486,129     77,789    19.1%   408,340
Noninterest-bearing assets ..........    34,861     -3,512    -9.2%    38,373
TOTAL USES ..........................  $520,990   $ 74,277    16.6%  $446,713
FUNDING SOURCES:
Interest-bearing demand deposits ....  $ 40,602   $ -2,630    -6.1%  $ 43,232
Savings deposits ....................   110,149     13,331    13.8%    96,818
Time deposits .......................   222,515     37,063    20.0%   185,452
Short-term borrowings ...............    11,654     -3,600   -23.6%    15,254
Long-term borrowings ................    49,612     20,227    68.8%    29,385
Total interest-bearing liabilities ..   434,532     64,391    17.4%   370,141
Noninterest-bearing demand deposits .    38,980      4,278    12.3%    34,702
Other liabilities ...................     5,611      1,833    48.5%     3,778
Shareholders' equity ................    41,867      3,775     9.9%    38,092
TOTAL SOURCES .......................  $520,990   $ 74,277    16.6%  $446,713

Total assets increased $74,277,000, or 16.6%, since December 31, 1996. The Corporation continued to leverage its strong capital base by purchasing investments funded by strong deposit growth and other borrowings. The strategy increases net interest income and provides some protection to the interest rate margin in the event of falling interest rates. Investment securities increased $50,468,000, or 39.4%, since the end of 1996. Holdings of mortgage-backed securities and collateralized mortgage obligations increased $32,917,000. Holdings of municipal bonds and equity securities increased $12,070,000. Net loans grew $18,390,000, or 6.6%. Real estate loans accounted for most of the growth in net loans. The unexpected loss of several corporate relationships through acquisitions have hampered this year's commercial loan growth. These loans totaled about $6,500,000.

Total deposits grew $52,042,000, or 14.4%, since December 31, 1996. Successful promotions of various certificate of deposit products and a temporary increase in certificates of deposit greater than $100,000 helped increase time deposits $37,063,000. About $13,000,000 in certificates of deposit will mature and not renew in October. The Indexed Money Fund, a savings product paying money market interest rates, continues to attract new deposits. Savings deposits increased $13,331,000, or 13.8%, since yearend. Noninterest-bearing demand deposits increased $4,278,000. Other borrowings increased $16,627,000. These balances are made up of customer repurchase agreements and borrowings from the Federal Home Loan Bank of Pittsburgh.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LOAN QUALITY

Impaired loans at September 30, 1997 were $2,365,000 compared to $2,682,000 at December 31, 1996. Nonaccrual loans at September 30, 1997 were $770,000 compared to $615,000 at December 31, 1996. Overall loan quality remains very good.

Loan charge-offs and recoveries for the first nine months of 1997 were $221,000 and $97,000, respectively. All loans charged-off in 1997 were consumer. Third quarter net charge-offs were $68,000 compared to $42,000 in the second quarter.

RESULTS OF OPERATION

Drovers Bancshares recorded net income of $4,254,000 and $3,564,000 for the nine months ended September 30, 1997 and 1996, respectively.

The return on assets (ROA)and return on equity (ROE) for the nine months ended September 30, 1997 was 1.18% and 14.30%, respectively. This compares to an ROA and ROE for the same period last year of 1.20% and 13.24%, respectively.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other sources of funds. The following table presents the trends in net interest income:

                                      THREE MONTHS          NINE MONTHS
                                     ENDED SEPT 30,        ENDED SEPT 30,
(In thousands)                  1997      1996   97/96    1997      1996   97/96
Interest income ............ $ 9,270  $ 7,694  20.5%  $ 26,576  $ 22,045   20.6%
Interest expense ...........   4,969    3,805  30.6%    13,987    10,764   29.9%
Net interest income ........   4,301    3,889  10.6%    12,589    11,281   11.6%
Provision for loan losses ..     120      105  14.3%       306       390  -21.5%
Net interest income after
 provision for loan losses . $ 4,181  $ 3,784  10.5%  $ 12,283  $ 10,891   12.8%

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

NET INTEREST INCOME, continued

Net interest income increased $412,000, or 10.6%, for the third quarter and $1,308,000, or 11.6% so far in 1997. Lower net interest spreads and margins were more than offset by an increase in earning assets. Average earning assets were $447,445,000 in the first nine months of 1997 compared to $365,703,000 a year ago. This represents an increase of $81,742,000, or 22.4%. The net interest spread and margin for the first nine months of 1997 was 3.25% and 3.76%, respectively. This compares to a spread and margin for the first nine months of 1996 of 3.62% and 4.12%, respectively. The third quarter net interest spread and margin was 3.09% and 3.64%, respectively. The spread and margin for the second quarter of 1997 was 3.25% and 3.74%, respectively. The increase in lower yielding investment securities as a percent of earning assets and the reliance on higher yielding funds has caused the spread and margin to decline.

The Corporation sold about $4,800,000 in investment securities during the second quarter. Most of the securities had variable interest rates. The proceeds were invested in fixed rate securities and variable rate securities with rates fixed for the first one to five years. The new holdings will increase net interest income in 1997 and help protect the Corporation from interest rate declines.
The Corporation employed a similar strategy in the third quarter of 1996. Low yielding fixed rate securities were sold for a $70,000 loss and reinvested in similar securities with higher yields.

The provision for loan losses was $120,000 for the quarter and $306,000 for the first nine months of 1997. The third quarter provision was increased due to strong third quarter loan growth and an increase in net charge-offs. The reserve for loan losses to loan ratio was 1.10% at September 30, 1997.

NONINTEREST INCOME
                                           THREE MONTHS       NINE MONTHS
                                          ENDED SEPT 30,     ENDED SEPT 30,
(In thousands)                         1997  1996  97/96   1997    1996   97/96
Trust income ........................ $ 290  $235  23.4% $  834  $  737    13.2%
Service charges on deposit accounts .   333   329   1.2%    958     875     9.5%
Securities gains (losses) ...........     3   -70 104.3%    105     196   -46.4%
Net gains on residential
 mortgage loan sales ................   144   104  38.5%    374     293    27.6%
Equity in losses of real
 estate venture .....................   -29   -40  27.5%    -70    -118    40.7%
Other ...............................   239   169  41.4%    695     509    36.5%
Total ...............................$  980 $ 727  34.8% $2,896  $2,492    16.2%

Noninterest income increased $253,000 for the third quarter and $404,000 for the first nine months of 1997. Trust income increased $55,000 for the quarter and $97,000 year-to-date. The Corporation now manages assets with a book value of $175,723,000, an increase of 18.5% over last year. Non-recurring estate fees account for $27,000 of this year's increase.

Service charges on deposit accounts increased $4,000 for the quarter and $83,000 for the first nine months. Checking account, NSF and ATM service charges have all increased.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST INCOME, continued


Investments sold in the third quarter of 1996 caused net losses of $70,000. Net gains for 1997 total $105,000, a decrease of $91,000 for the first nine months of 1997. Favorable interest rates and introduction of new mortgage products boosted gains on residential mortgage loan sales in the third quarter. Gains for the quarter were $40,000 higher than the third quarter last year and stand $81,000 ahead for the first nine months.

Earlier this year, the Corporation implemented a $1.00 surcharge on non-customers using our automated teller machines. The new fee accounts for most of the increase in other income during the quarter and for the year.


NONINTEREST EXPENSE
                                         THREE MONTHS       NINE MONTHS
                                        ENDED SEPT 30,     ENDED SEPT 30,
(In thousands)                     1997    1996   97/96    1997    1996   97/96
Salaries and employee benefits .  $1,869  $1,694   10.3%  $5,538  $5,122    8.1%
Occupancy and premises .........     239     216   10.6%     632     617    2.4%
Furniture and equipment ........     277     220   25.9%     808     632   27.8%
FDIC insurance .................      11       0  999.9%      33       2  999.9%
Marketing ......................     119     134  -11.2%     360     406  -11.3%
Net cost of operation
 of other real estate ..........     -12       1 -999.9%      61      16  281.3%
Supplies .......................     115     100   15.0%     289     289    0.0%
Other taxes ....................      90      74   21.6%     268     241   11.2%
Other...........................     534     551   -3.1%   1,630   1,562    4.4%
Total ..........................  $3,242  $2,990    8.4%  $9,619  $8,887    8.2%

Noninterest expense increased $252,000, or 8.4%, compared to the third quarter of 1996. For the first nine months, noninterest income increased $732,000, or 8.2%. Salaries and employee benefits increased $175,000 in the third quarter and $416,000 year-to-date. Salaries alone accounted for the increase as benefit expenses remained stable. Increased staffing levels caused the salaries increase. Full-time equivalents at September 30, 1997 were 209 compared to 194 one year ago.

Occupancy and premises increased $23,000 for the quarter and $15,000 so far in 1997. Expenses related to the new Dover branch office opened in the fourth 1998. quarter of 1996 and a decline in occupancy at the 96 S. George Street 1999. office building account for the overall increases. Furniture and 2000. equipment expense increased $57,000 for the third quarter and $176,000 for the first nine months of 1997. Depreciation for the new branch office and depreciation and service contracts related to the mainframe computer
2003.  upgrade accounted for most of the increase.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST EXPENSE, continued

Net cost of operation of other real estate decreased $13,000 for the third quarter and has increased $45,000 this year. Most of the property held at June 30, 1997 was disposed of during the third quarter. A provision for anticipated losses on disposal accrued in the second quarter of 1997 was eliminated. Net other real estate held at September 30, 1997 was $183,000. All property was 1-4 family residential real estate acquired through mortgage foreclosures.

Other noninterest expenses decreased $17,000 in the third quarter. A decline in legal fees accounted for the overall decrease in third quarter. Data processing, professional services and mortgage servicing right amortization have all increased over last year. Data processing has increased due to the expansion of the ATM network and increased third party costs for trust department accounting. A $52,000 gain from the first quarter sale of a previously closed branch office held the year-to-date increase in other noninterest expense to $68,000.

TAXATION

The Corporation recognized a provision for income taxes of $1,306,000 for the nine months ending September 30, 1997. The average tax rate, applicable income taxes divided by income before taxes, was 23.5%. This compares to an average tax rate of 18.3% for all of 1996. The lower tax rate in 1996 was caused by $633,000 in tax credits, including $397,000 in historic tax credits received from the Elm View Limited Partnership. The Partnership owns a 32 apartment low income housing development which opened in the first quarter of 1996. Estimated tax credits for 1997 are $273,000. In order to lessen the impact of lower tax credits, the Corporation increased its holdings in tax free investments. Since December 31, 1996, holdings of municipal bonds and equity securities, mainly preferred stock, increased $12,070,000.


FUTURE OUTLOOK

The Penvale branch office located just north of York along Route 83 will open in November 1997. The branch is a shared site with a Tom's convenience store, similar to the Dover branch opened in 1996.

Construction began on September 15 on a stand alone branch office in Shrewsbury. The office will be the Corporation's first branch in the fast growing Southern York County area. A temporary office will open in November 1997. The permanent office will open in early 1998.

The Board of Directors declared a five percent stock dividend payable November 28, 1997 to shareholders of record November 14, 1997. The announcement came after release of the Corporation's third quarter earnings. The effect of the stock dividend has not been reflected in the earnings per share information presented in this report.

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


                                   Date:  November 6, 1997