Form 10-K
period 1997-12-31
DROVERS BANCSHARES CORP
filed 1998-03-31
CIK 703109

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   For the Fiscal year ended December 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [X]


The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1998 was $92,925,424. The number of shares of Drovers Bancshares Corporation Common Stock, $5.00 par value, outstanding at February 28, 1998 was 2,964,506.


DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report for the year ended December 31, 1997 are incorporated by reference into Parts I, II and IV. Portions of the Proxy Statement for the annual shareholders meeting to be held May 22, 1998 incorporated by reference in Part III.

Drovers Bancshares Corporation and Subsidiaries
CONTENTS

PART I

Item 1.  Business ......................................................... 4

Item 2.  Properties ....................................................... 12

Item 3.  Legal Proceedings
  The information required by this item is contained on page 21 of the Corporation's 1997 Annual Report.

Item 4.  Submission of Matters to a Vote of Security Holders
  This item is omitted since it is not applicable.

PART II

Item 5.  Market for the Registrant's Common Equity and Related
  Stockholder Matters
  The information required by this item is contained on page 1 and 21 of the Corporation's 1997 Annual Report.

Item 6.  Selected Financial Data
  The information required by this item is contained on pages 12-13 of the Corporation's 1997 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
  The information required by this item is contained on pages 33-42 of the Corporation's 1997 Annual Report.

Item 7a.  Quantitative and qualitative disclosures about market risk
  The information required by this item is contained on pages 33-42 of the Corporation's 1997 Annual Report.

Item 8.  Financial Statements and Supplementary Data ...................... 14
  Additional information required by this item is contained on pages 15-31 and page 43 of the Corporation's 1997 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  This item is omitted since it is not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant ............... 24
  Additional information required by this item is contained on pages 4-9 of the Definitive Proxy Statement dated April 20, 1998.

Item 11. Executive Compensation
  The information required by this item is contained on pages 8-14 of the Definitive Proxy Statement dated April 20, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management The information required by this item is contained on pages 3-6 of the Definitive Proxy Statement dated April 20, 1998.

Item 13. Certain Relationships and Related Transactions
  The information required by this item is contained on pages 16 of the Definitive Proxy Statement dated April 20, 1998.

Drovers Bancshares Corporation and Subsidiaries
CONTENTS

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  A. Financial statements are incorporated by reference to pages 1-43 of the Corporation's 1997 Annual Report.

  B.  There were no filings on Form 8-K for the year ended December 31, 1997.

  C.  Listing of Exhibits.

    Exhibit 3.1 - Articles of Incorporation and Bylaws.  Filed herein.

    Exhibit 4 - Instruments Defining the Rights of Security Holders (incorporated by reference to Exhibit B to the Holding Company's Registration Statement on Form S-14, No. 2-77871 filed June 29, 1982, with the Securities and Exchange Commission)

    Exhibit 11 - Statements Regarding Computation of Per Share Earnings. (incorporated by reference to note 15 on page 28 of the Corporation's 1997 Annual Report.

    Exhibit 13 - Annual Report to Security Holders.

    Exhibit 21 - Subsidiaries of the Registrant. (incorporated by reference to page 33 of the Corporation's 1997 Annual Report)

    Exhibit 23 - Consents of experts and Counsel.

    Exhibit 27 - Financial Data Schedule.


SIGNATURES ................................................................ 25



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

On December 31, 1997, the Bank employed 209 full-time equivalents throughout its offices. The Main Office of the Bank is located at 30 South George Street, York, Pennsylvania. A Research and Administrative Services Center and nine branches are located in the surrounding suburbs of York City. In addition, there are five out-of-town offices located in Shrewsbury, Emigsville, York Haven, Dover and Red Lion, Pennsylvania. On March 13, 1997, our second full-service bank/convenience store office opened in Manchester Township, Pennsylvania. A temporary branch facility opened on Wednesday, November 5, 1997, while our Shrewsbury office, scheduled to open April 1998, is under construction. The Bank also has ten remote service facilities located at the York Fairgrounds, Harley Davidson, Inc., York College of Pennsylvania and seven inside Shipley Stores, Inc. convenience stores.

In December 1993, the Bank purchased the office building attached to the Bank's main office and corporate headquarters. The five-story complex, known as 96 South George, provides for future growth and enables the Corporation to maintain its headquarters in downtown York. The executive offices of the Bank are located on the fifth floor of 96 South George.

The Bank is the sole limited partner in two ventures to renovate and operate apartment buildings. The first building opened in 1994. The second opened in March 1996. Both buildings provide low income housing to qualified families. The investments are accounted for under the equity method of accounting. The combined carrying values of the investments at December 31, 1997 and 1996 were $2,292,000 and $2,391,000, respectively.

Drovers Bancshares Corporation and Subsidiaries
ITEM 1.  BUSINESS

SUPERVISION AND REGULATION

     Bank Holding Company Regulation

Drovers Bancshares Corporation ("the Company") is registered as a bank holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHCA"). Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve.
The Federal Reserve has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve, pursuant to such regulations, may require the Company to stand ready to use its resources to provide adequate capital funds to the Bank during periods of financial stress or adversity.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined by regulations) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency, up to specified limits.

Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Such a transaction would also require approval of the Pennsylvania Department of Banking. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. The Federal Reserve can differentiate between nonbanking activities that are initiated by a bank holding company or subsidiary and activities that are acquired as a going concern. The BHCA does not place territorial restrictions on the activities of such nonbanking-related activities. The Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.

The activities that the Federal Reserve has determined by regulation to be permissible are:

(1) making, acquiring, or servicing loans or other extensions of credit for its own account or for the account of others;
(2) operating an industrial bank, Morris Plan bank, or industrial loan company, in the manner authorized by state law, so long as the institution is not a bank;
(3) operating as a trust company in the manner authorized by federal or state law so long as the institution is not a bank and does not make loans or investments or accept deposits, except as may be permitted by the Federal Reserve;

Drovers Bancshares Corporation and Subsidiaries
ITEM 1.  BUSINESS


(4) subject to limitations, acting as an investment or financial advisor (i) to a mortgage or real estate investment trust, (ii) to certain registered investment companies, (iii) by providing portfolio investment advice to other persons, (iv) by furnishing general economic information and advice, general economic statistical forecasting services, and industry studies,
     (v) by providing financial and transaction advice to corporations, institutions, and certain persons in connection with mergers, acquisitions, and other financial transactions;
(5) subject to limitations, leasing real or personal property or acting as agent, broker, or advisor in leasing such property in accordance with prescribed conditions;
(6) investing in corporations or projects designed primarily to promote community welfare;
(7) providing to others data processing services and data transmission services, data bases, and facilities, within certain limitations;
(8) subject to limitations, engaging in certain agency and underwriting activities with respect to credit insurance, and certain other insurance activities as permitted by the Federal Reserve.
(9) owning, controlling, or operating a savings association, if the savings association engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies under federal Reserve regulations;
(10)  providing courier services for certain financial documents;
(11) subject to limitations, providing management consulting advice to nonaffiliated bank and nonbank depository institutions;
(12) retail selling of money orders and similar consumer-type payment instruments having a face value of $1,000 or less, selling U.S. Savings Bonds, and issuing and selling traveler's checks;
(13)  performing appraisals of real estate and personal property;
(14) subject to limitations, acting as intermediary for the financing of commercial or industrial income-producing real estate by arranging for the transfer of the title, control, and risk of such a real estate project to one or more investors;
(15)  providing certain securities brokerage services;
(16) subject to limitations, underwriting and dealing in government obligations and certain other instruments;
(17) subject to limitations, providing foreign exchange and transactional services;
(18) subject to limitations, acting as a futures commission merchant for nonaffiliated persons;
(19) subject to limitations, providing investment advice on financial futures and options to futures;
(20)  subject to limitations, providing consumer financial counseling;
(21)  subject to limitations, tax planning and preparation;
(22)  providing check guaranty services;
(23)  subject to limitations, operating a collection agency; and
(24)  operating a credit bureau.

Federal Reserve approval may be required before the Company or its nonbank subsidiaries may begin to engage in any such activity and before any such business may be acquired.

     Dividend Restrictions

The Company is a legal entity separate and distinct from the Bank and the Company's nonbank subsidiaries. The Company's revenues (on a parent company only basis) result almost entirely from dividends paid to the Company by its subsidiaries. The right of the Company and consequently the right of creditors and shareholders of the Company, to participate in any distribution of the

Drovers Bancshares Corporation and Subsidiaries
ITEM 1.  BUSINESS


assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of the Bank), except to the extent that claims of the Company in its capacity as a creditor may be recognized.

Federal and state laws regulate the payment of dividends by the Company's subsidiaries. See "Supervision and Regulation - Regulation of the Bank" herein.

Further, it is the policy of the Federal Reserve that bank holding companies should pay dividends only out of current earnings. Federal banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if they should deem such payment to be an unsafe or unsound practice.

     Capital Adequacy

Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half (4%) of the total capital is required to be "Tier 1 Capital," consisting principally of common shareholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less certain intangible assets. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum "leverage ratio." This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Further, the Federal Reserve has indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the Company of any specific minimum leverage ratio applicable to the Company.

Pursuant to FDICIA, the federal banking agencies have specified, by regulation, the levels at which an insured institution is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under these regulations, an institution is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any order or written directive to meet and maintain a specific capital level. The Company and the Bank, at December 31, 1997, qualify as "well capitalized" under these regulatory standards.

     FDIC Insurance

The Bank is subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-related premium assessment system for both the Bank Insurance Fund ("BIF") for banks and the Savings Association Insurance fund ("SAIF") for savings associations. Under this system, FDIC insurance premiums are assessed based on capital and supervisory measures.

Drovers Bancshares Corporation and Subsidiaries
ITEM 1.  BUSINESS


Under the risk-related premium assessment system, the FDIC, on a semiannual basis, assigns each institution to one of three capital groups (well capitalized, adequately capitalized, or undercapitalized) and further assigns such institution to one of three subgroups within a capital group corresponding to the FDIC's judgment of its strength based on supervisory evaluations, including examination reports, statistical analysis, and other information relevant to gauging the risk posed by the institution. Only institutions with a total risk-based capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group.

On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 to recapitalize the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC") and to provide for repayment of the FICO (Financial Institution Collateral Obligation) bonds issued by the United States Treasury Department. The FDIC levied a one-time special assessment of SAIF deposits equal to 65.7 cents per $100 of the SAIF-accessible deposit base as of March 31, 1995. During 1997, 1998 and 1999, the Bank Insurance Fund ("BIF") will pay $322 million of FICO debt service, and SAIF will pay $458 million. During 1997, 1998 and 1999, the average regular annual deposit insurance assessment is estimated to be about 1.29 cents per $100 of deposits for BIF deposits and 6.44 cents per $100 of deposits for SAIF deposits. Individual institution's assessments will continue to vary according to their capital and management ratings. As always, the FDIC will be able to raise the assessments as necessary to maintain the funds at their target capital ratios provided by law. After 1999, BIF and SAIF will share the FICO cost equally. Under current estimates, BIF and SAIF assessment bases would each be assessed at the rate of approximately 2.43 cents per $100 of deposits. The FICO bonds will mature in 2018-2019, ending the interest payment obligation.

     Regulation of the Bank

The operations of the Bank are subject to federal and state statues applicable to banks chartered under the banking laws of the Commonwealth of Pennsylvania that are not members of the Federal Reserve System and to banks whose deposits are insured by the FDIC.

The FDIC, which has primary supervisory authority over the Bank, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of the Bank's depositors rather than the Company's shareholders. The Bank must furnish annual and quarterly reports to the FDIC, which has the authority under the Financial Institutions Supervisory Act to prevent a state non-member bank from engaging in an unsafe or unsound practice in conducting its business.

Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may take, the reserves against deposits a bank must maintain, the types and terms of loans a bank may make and the collateral it may take, the activities of a bank with respect to mergers and consolidations, and the establishment of branches. Pennsylvania law permits statewide branching.

Recently, Pennsylvania enacted a law to permit State chartered financial institutions to sell insurance. This follows a United States Supreme Court decision in favor of nationwide insurance sales by banks and which also bars states from blocking insurance sales by national banks in towns with populations of no more than 5,000. Consequently, banks are allowed to sell insurance in Pennsylvania. The Office of the Comptroller of the Currency has issued guidelines for national banks to sell insurance. The Bank has been licensed as an insurance agency within the State of Pennsylvania. The Bank presently sells fixed and variable rate annuity products and is evaluating its options regarding the sale of additional insurance products.

Drovers Bancshares Corporation and Subsidiaries
ITEM 1.  BUSINESS

Under the Federal Deposit Insurance Act, as amended, the Bank is required to obtain the prior approval of the FDIC for the payment of dividends if the total of all dividends declared by the Bank in one year would exceed the Bank's net profits (as defined and interpreted by regulation) for the current year plus its retained net profits (as defined and interpreted by regulation) for the two preceding years, less any required transfers to surplus. In addition, the Bank may only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed statutory bad debts (as defined by regulation). Under FDICIA, any depository institution, including the Bank, is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy its minimum capital requirements.

A subsidiary bank of a bank holding company, such as the Bank, is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on taking such stock or securities as collateral for loans. The Federal Reserve Act and Federal Reserve regulations also place certain limitations and reporting requirements on extensions of credit by a bank to the principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

The Bank, and the banking industry in general, are affected by the monetary and fiscal policies of government agencies, including the Federal Reserve. Through open market securities transactions and changes in its discount rate and reserve requirements, the Board of Governors of the Federal Reserve exerts considerable influence over the cost and unavailability of funds for lending and investment.

As the Year 2000 approaches, regulation of both the Company and the Bank with respect to completing Year 2000 modifications is likely to increase. A brief discussion of the most recent federal banking agency pronouncements that affect the Company and/or the Bank follows.

In December 1997, the Federal Financial Institutions Examination Council ("FFIEC") issued an interagency statement. The statement indicates that senior management and the board of directors should be actively involved in managing the Company's and the Bank's Year 2000 compliance efforts. The statement also recommended that institutions obtain Year 2000 compliance certification from vendors followed by comprehensive internal testing. In addition, contingency plans should be developed for all vendors that service "mission critical" applications which are applications vital to the successful continuance of a core business activity.


COMPETITION

The financial services industry in the Company's service area is extremely competitive. The Company's competitors with its service area include multi-bank holding companies, with resources substantially greater than those of the Company. Many competitor financial institutions have legal lending limits substantially higher than the Bank's legal lending limit. In addition, the Bank competes with savings banks, savings and loan associations, credit unions, money market and other mutual funds, mortgage companies, leasing companies, finance companies, and other financial services companies that offer products and services similar to those offered by the Bank on competitive terms.

Drovers Bancshares Corporation and Subsidiaries
ITEM 1.  BUSINESS


In September 1994, federal legislation was enacted that is expected to have a significant effect in restructuring the banking industry in the United States. See "Interstate Banking Legislation" herein. As a result, the company expects the operating environment for Pennsylvania-based financial institutions to become increasingly competitive.

Additionally, the manner in which banking institutions conduct their operations may change materially as the activities increase in which bank holding companies and their banking and nonbanking subsidiaries are permitted to engage, and funding and investment alternatives continue to broaden, although the long-range effects of these changes cannot be predicted, with reasonable certainty, at this time. These changes most probably will further narrow the differences and intensify competition between and among commercial banks, thrift institutions, and other financial service companies. See "proposed Legislation and Regulations" herein.


INTERSTATE BANKING LEGISLATION

In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Interstate Banking Act") was enacted. The Interstate Banking Act facilitates the interstate expansion and consolidation of banking organizations
(i) by permitting bank holding companies that are adequately capitalized and adequately managed, beginning September 29, 1995, to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state; (ii) by permitting the interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or "opt out" of this authority before that date; (iii) by permitting banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state; (iv) by permitting, beginning September 29, 1995, a bank to engage in certain agency relationships (i.e., to receive deposits, renew time deposits, close loans (but not including loan approvals or disbursements), service loans, and receive payments on loans and other obligations) as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state then the agent bank; and (v) by permitting foreign banks to establish, with approval of the regulators in the United States, branches outside their "home" states to the same extent that national or state banks located in the home state would be authorized to do so. One effect of this legislation will be to permit the Company to acquire banks and bank holding companies located in any state and to permit qualified banking organizations located in any state to acquire banks and bank holding companies located in Pennsylvania, irrespective of state law.

Since 1995, the Pennsylvania Banking Code has authorized full interstate banking and branching under Pennsylvania law. Specifically, the legislation (i) eliminates the "reciprocity" requirement previously applicable to interstate commercial bank acquisitions by bank holding companies, (ii) authorized interstate bank mergers and reciprocal interstate branching into Pennsylvania by interstate banks, and (iii) permits Pennsylvania institutions to branch into other states with the prior approval of the Pennsylvania Department of Banking.

Overall, this federal and state legislation has, as was predicted, had the effect of increasing consolidation and competition and promoting geographic diversification in the banking industry.

Drovers Bancshares Corporation and Subsidiaries
ITEM 1.  BUSINESS


PROPOSED LEGISLATION AND REGULATIONS

From time to time, various federal and state legislation is proposed that could result in additional regulation of, and restriction on, the business of the Company and the Bank, or otherwise change the business environment.

Management cannot predict whether any of this legislation, if enacted, will have a material effect on the business of the Company.

Drovers Bancshares Corporation and Subsidiaries
ITEM 2.  PROPERTIES

The Corporation and Subsidiaries own in fee simple unencumbered the following land and buildings:

Main Office                        Emigsville Office
30 S George Street                 2123 N George Street
York, PA  17401                    Emigsville, PA  17318

Research & Administrative          Westgate Office
Services Center                    1500 Kenneth Road
915 Indian Rock Dam Road           York, PA  17404
York, PA  17403

Richland Avenue Office             Memory Lane Office
905 Indian Rock Dam Road           200 Memory Lane
York, PA  17403                    York, PA  17402

York Haven Office
Landvale Street
York Haven, PA  17370


The Drovers & Mechanics Bank is the sole occupant of all land and buildings listed above. The Northwest Office, located at 1120 Roosevelt Avenue York, PA 17404, was closed on July 29, 1994 and sold on January 6, 1997.

The following property is pledged as collateral for a mortgage loan secured to purchase the property:

96 South George Office Building
96 South George Street
York, PA 17401

The five-story office building adjacent to the Main Office provides for future growth and enables the Corporation to maintain headquarters in downtown York. The executive offices of The Drovers & Mechanics Bank are located on the fifth floor of the office building.

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

Drovers Bancshares Corporation and Subsidiaries
ITEM 2.  PROPERTIES

Cape Horn Office
Cape Horn Square
RD#2 Lombard Street
Red Lion, PA 17356
$2,625.00 per month land rental; lease expires March 1, 2012, and is renewable six five-year options. Building owned by the Corporation.

West Manchester Office
1750 Loucks Road
in the Giant Food Store
York, PA 17404
$2,500.00 per month rental; lease expires March 1, 1999, and is renewable for two five-year options.

York Marketplace Office
2415 East Market Street
in the Giant Food Store
York, PA 17402
$2,500.00 per month rental; lease expires May 1, 1999, and is renewable for two five-year options.

Penvale Office
3183 Susquehanna Trail North
York, PA 17402
$7,000.00 per month rental; lease expires November 3, 2007, with a rent increase of $500.00 to $7,500.00 per month in the sixth year. The lease is renewable for three five-year options.

Shrewsbury Office
611 Shrewsbury Commons Avenue
Shrewsbury, PA 17361
$4,166.67 per month land rental; lease expires December 1, 2017, with rent increases each year. The land lease is renewable for four five-year options. Building owned by the Corporation.

Mt. Rose Avenue Office
Mt. Rose Avenue at
Albemarle Street
York, PA 17403
$20,000.00 per year land rental; lease expires January 1, 2001. Additionally, leased equipment with an annual lease amount of $45,840.00 is required to be paid by the Bank. This transaction has been classified as a capitalized lease.

Although the facilities currently owned or leased by the Corporation are sufficient for its operations, the Corporation may obtain additional space as required.

The Corporation expects to complete construction of the Shrewsbury office by April, 1998. Construction of a new office in Hellam, Pennsylvania will begin soon, with completion expected in September 1998. The new sites target high growth areas in the immediate market. Construction will be funded out of operations. The expanded branch network provides for continued deposit growth.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INVESTMENT PORTFOLIO

The following table sets forth the carrying amount of investment securities at the dates indicated:

(In thousands)                       1997           1996           1995
U.S. Government .............      $10,519         $10,538        $6,562
U.S. Agencies ...............      126,769          90,348        66,188
Municipal ...................       24,414          18,465        14,488
Corporate ...................          486             500         1,782
Total debt securities .......      162,188         119,851        89,020
Equity securities ...........       17,111           8,231         2,803
Total investment securities .     $179,299        $128,082       $91,823


The following table sets forth the contractual maturities of debt securities classified as held-to-maturity at December 31, 1997:

                                AFTER       AFTER
                      ONE YR    ONE TO     FIVE TO    OVER
(In thousands)       OR LESS   FIVE YRS    TEN YRS   TEN YRS      TOTAL
U.S. Government ..       $ 0     $2,480        $ 0       $ 0       $2,480
U.S. Agencies ....         0      2,499      8,352    11,103       21,954
Municipal ........       927      3,704      4,678     9,009       18,318
Total ............     $ 927     $8,683    $13,030   $20,112      $42,752

The following table depicts the average weighted yields of the held-to-maturity investments by maturity at December 31, 1997:

                                AFTER       AFTER
                      ONE YR    ONE TO     FIVE TO    OVER
                     OR LESS FIVE YRS TEN YRS TEN YRS TOTAL U.S. Government .. 0.00% 6.79% 0.00% 0.00% 6.79%
U.S. Agencies ....     0.00%      5.70%      7.29%     6.75%      6.84%
Municipal ........     6.77%      7.51%      5.63%     5.16%      5.83%
Total ............     6.77%      6.78%      6.69%     6.04%      6.41%

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INVESTMENT PORTFOLIO (continued)

The following table sets forth the contractual maturities of debt securities classified as available-for-sale at December 31, 1997:

                                 AFTER      AFTER
                      ONE YR    ONE TO     FIVE TO    OVER
(In thousands)       OR LESS   FIVE YRS    TEN YRS   TEN YRS      TOTAL
U.S. Government ..    $4,508     $3,531        $ 0       $ 0       $8,039
U.S. Agencies ....         0      5,250     11,870    87,695      104,815
Municipal ........       251        254      1,901     3,690        6,096
Other ............         0          0        486         0          486
Total ............    $4,759     $9,035    $14,257   $91,385     $119,436

The following table depicts the average weighted yields of the available-for-sale investments by maturity at December 31, 1997:

                                AFTER       AFTER
                      ONE YR    ONE TO     FIVE TO    OVER
                     OR LESS FIVE YRS TEN YRS TEN YRS TOTAL U.S. Government .. 5.89% 6.33% 0.00% 0.00% 6.08%
U.S. Agencies ....     0.00%      6.97%      6.93%     7.09%      7.07%
Municipal ........     4.50%      4.50%      5.15%     5.19%      5.12%
Other ............     0.00%      0.00%      6.22%     0.00%      6.22%
Total ............     5.81%      6.65%      6.67%     7.02%      6.90%

The average yields are computed by dividing annual interest income, including the accretion of discounts and amortization of premiums, by the amortized cost of securities at December 31, 1997. The yield on Municipal investments has not been restated on a fully tax equivalent basis.

For additional information see Note 6 on pages 22-23 of the Corporation's 1997 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LOAN DATA

Loans are comprised of the following:
                                             YEAR ENDED DECEMBER 31,
(In thousands)                    1997      1996      1995      1994      1993
Domestic loans:
  Commercial, financial and
   industrial ................  $80,588   $72,776   $66,798   $59,943   $54,714
  Real estate:
    Construction .............   12,105     8,908     5,910     7,163     5,831
    Mortgage .................  188,775   167,751   141,565   120,392   114,320
  Consumer ...................   35,280    37,150    45,548    46,168    37,802
  Leasing and other (net) ....      245        26         9         6        15
Total domestic loans .........  316,993   286,611   259,830   233,672   212,682
Foreign loans ................        0         0         0         0         0
Total domestic and
 foreign loans ...............  316,993   286,611   259,830   233,672   212,682
Unearned income ..............   -3,320    -3,494    -4,425    -4,297    -3,736
Loans net of unearned ........  313,673   283,117   255,405   229,375   208,946
Reserve for loan losses ......   -3,304    -3,130    -2,937    -2,638    -2,332
Net loans .................... $310,369  $279,987  $252,468  $226,737  $206,614

For additional information see Note 7 on page 23-24 of the Corporation's 1997 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MATURITIES AND RATE SENSITIVITY OF THE LOAN PORTFOLIO
(EXCLUDING CONSUMER AND RESIDENTIAL REAL ESTATE LOANS)

The following table shows the amounts of loans (excluding consumer, residential real estate and other loans) outstanding as of December 31, 1997 which, based on remaining scheduled repayments of principal, are due in the periods indicated:

                                                    AFTER
REMAINING MATURITIES                      ONE YR   ONE TO     OVER
(In thousands)                           OR LESS   FIVE YRS  FIVE YRS    TOTAL
Domestic loans:
  Commercial, financial and industrial . $61,844   $14,073    $4,671  $ 80,588
  Real estate construction .............   4,032     7,596       477    12,105
Foreign loans ..........................       0         0         0         0
Total .................................. $65,876  $ 21,669  $  5,148  $ 92,693

Rate sensitivity:
  Predetermined rate ...................  $3,275   $13,595    $5,148  $ 22,018
  Floating or adjustable rate ..........  62,601     8,074         0    70,675
Total .................................. $65,876  $ 21,669  $  5,148  $ 92,693

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

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NONACCRUAL, RESTRUCTURED LOANS AND NONPERFORMING ASSETS

The following table shows loans on nonaccrual status or loans which have been restructured for the past five years:

                                     PRINCIPAL AMOUNT AT YEAR END DECEMBER 31,
(In thousands)                         1997    1996    1995    1994    1993
Domestic:
  Nonaccrual loans ................. $  740  $  615  $  934  $  416   $   385
  90 days past due still accruing ..     33       0       9       6         2
  Restructured loans ...............      0   1,139     791     818         0
Foreign:
  Nonaccrual loans .................      0       0       0       0         0
  90 days past due still accruing ..      0       0       0       0         0
  Restructured loans ...............      0       0       0       0         0
Total .............................. $  773  $1,754  $1,734  $1,240  $    387

Nonaccrual loans as a percentage of net loans remained consistent from 1996 to 1997 at 0.22% and 0.24%, respectively. Restructured loans in prior years consist of commercial loans to one party. Interest is recognized under the accrual method of accounting.

Additionally, the Corporation held $1,314,000 of impaired loans at December 31, 1997 under court-ordered restructuring due to bankruptcy. All loans are fully collateralized.

The following table presents the changes in the balance of other real estate over the past five years:

(In thousands)                         1997    1996    1995    1994    1993
Balance at beginning of year ....... $  803  $  195  $    0  $  141  $    25
Assets acquired by foreclosure
 or repossession ...................    211     822     300       0      161
Dispositions .......................   -827    -203    -106    -152      -32
Other (net) ........................    -33     -11       1      11      -13
Balance at end of year ............. $  154  $  803  $  195  $    0  $   141

Other real estate consists of assets which have been repossessed or acquired through workout situations on defaulted loans.

For additional information on nonperforming assets see Note 1 and Note 7 on pages 19-20 and 23-24, respectively, of the Corporation's 1997 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALYSIS OF RESERVE FOR LOAN LOSSES

                                               YEARS ENDED DECEMBER 31,
(In thousands)                         1997     1996     1995     1994     1993
Balance, January 1, ................ $ 3,130  $ 2,937  $ 2,638  $ 2,332  $ 2,022
Provision for loan losses ..........     386      645      501      382      447
Charge-offs:
  Commercial, financial
   and industrial ..................       0       25       31       19        0
  Real estate - construction .......       0        0        0        0        0
  Real estate - mortgage ...........       0      215       45        0        0
  Consumer .........................     327      369      257      157      179
Total charge-offs ..................     327      609      333      176      179
Recoveries:
  Commercial, financial
   and industrial ..................      32        6       11        0        0
  Real estate - construction .......       0        0        0        0        0
  Real estate - mortgage ...........      15       36        0        6        0
  Consumer .........................      68      115      120       94       42
Total recoveries ...................     115      157      131      100       42
Net charge-offs ....................     212      452      202       76      137
Balance, December 31, .............. $ 3,304  $ 3,130  $ 2,937  $ 2,638  $ 2,332
Ratio of net charge-offs to average
 loans outstanding .................   0.07%    0.17%    0.08%    0.04%    0.07%

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

For additional information see Note 1 and Note 7 on pages 19-20 and 23-24, respectively, of the Corporation's 1997 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALLOCATION OF RESERVE FOR LOAN LOSSES

The following table presents the amount of the reserve allocated to each of the loan categories and the percentage of total loans for the past five years:

                                        YEARS ENDED DECEMBER 31,
                              1997             1996             1995
                                 Percent          Percent          Percent
                                of Loans         of Loans         of Loans
                        Reserve to Total Reserve to Total Reserve to Total
(In thousands)           Amount   Loans   Amount   Loans   Amount   Loans
Commercial, financial
  and industrial ......   $977     25.6%   $657     25.7%   $515     26.2%
Real Estate:
  Construction ........     44      3.9%     46      3.1%     16      2.3%
  Mortgage ............    338     60.1%    321     59.1%    327     55.3%
Consumer ..............    131     10.3%    123     12.1%    140     16.2%
Leasing and other .....      0      0.1%      0      0.0%      0      0.0%
Unallocated ...........  1,814      n/a   1,983      n/a   1,939      n/a
Total ................. $3,304    100.0% $3,130    100.0% $2,937    100.0%

                              YEARS ENDED DECEMBER 31,
                              1994            1993
                                 Percent          Percent
                                of Loans         of Loans
                        Reserve to Total Reserve to Total
(In thousands)           Amount   Loans   Amount   Loans
Commercial, financial
  and industrial ......   $630     26.2%   $723     26.2%
Real Estate:
  Construction ........     29      3.1%     48      2.8%
  Mortgage ............    204     52.3%    328     54.4%
Consumer ..............    120     18.4%    110     16.6%
Leasing and other .....      0      0.0%      0      0.0%
Unallocated ...........  1,655      n/a   1,123      n/a
Total ................. $2,638    100.0% $2,332    100.0%

For additional information see Note 1 and Note 7 on pages 19-20 and 23-24, respectively, of the Corporation's 1997 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DEPOSIT STRUCTURE

Maturities of time deposits of $100,000 or more outstanding at December 31, are summarized as follows:

(In thousands)                            1997          1996          1995
Three months or less ...............       $4,675        $3,674        $3,996
Over three months to six months ....        1,598           927         2,336
Over six months to twelve months ...        5,811         7,047         3,061
Over twelve months .................        8,340         6,354         6,798
Total ..............................      $20,424       $18,002       $16,191



SHORT-TERM BORROWINGS

Short-term borrowings are borrowed funds generally with an original maturity of one year or less. Securities sold under repurchase agreements and federal funds purchased mature in one day. Other short-term borrowings have a maturity of greater than one day.

(In thousands)                                     1997      1996      1995
Federal funds purchased and securities sold under repurchase agreements
     Balance at year-end                         $31,360   $15,254    $7,302
     Average amount outstanding                   24,548    12,210     7,530
     Maximum amount outstanding at any month-end  44,342    18,843    14,707
     Average interest rate for the year             5.25%     4.75%     5.60%
     Average interest rate on year-end balance      6.16%     5.24%     5.31%

Other short-term borrowings
     Balance at year-end                          $    0    $    0    $    0
     Average amount outstanding                    1,112        77         0
     Maximum amount outstanding at any month-end   6,000     4,000         0
     Average interest rate for the year             5.71%     5.47%     0.00%
     Average interest rate on year-end balance      0.00%     0.00%     0.00%

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA

Unaudited
1997
(In thousands,                FIRST      SECOND     THIRD    FOURTH
 except per share data)      QUARTER    QUARTER    QUARTER   QUARTER   TOTAL
Net interest income ......    $4,107     $4,181     $4,301   $4,424   $17,013
Provision for loan losses        120         66        120       80       386
Total noninterest income .       905      1,011        980    1,057     3,953
Total noninterest expense
  and income taxes .......     3,502      3,716      3,707    4,024    14,949
Net income ...............    $1,390     $1,410     $1,454   $1,377    $5,631
PER SHARE DATA
Net income ...............     $0.47      $0.48      $0.49    $0.47  $   1.91
Net income,
  assuming dilution ......     $0.47      $0.47      $0.49    $0.46  $   1.89

1996
(In thousands,                FIRST      SECOND     THIRD    FOURTH
 except per share data)      QUARTER    QUARTER    QUARTER   QUARTER   TOTAL
Net interest income ......    $3,646     $3,746     $3,889   $3,983   $15,264
Provision for loan losses        105        180        105      255       645
Total noninterest income .       902        863        727      872     3,364
Total noninterest expense
  and income taxes .......     3,295      3,218      3,306    3,315    13,134
Net income ...............    $1,148     $1,211     $1,205   $1,285    $4,849
PER SHARE DATA
Net income ...............     $0.39      $0.41      $0.41    $0.44  $   1.65
Net income,
  assuming dilution ......     $0.39      $0.41      $0.41    $0.43  $   1.64


Data adjusted for a 5% stock dividend issued in 1997 and a 5 for 4 split in the form of a 25% stock dividend issued in 1996.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTEREST DIFFERENTIAL

                                                  December 31,
                                           1997                1996
(In thousands)                     VOLUME  RATE  TOTAL VOLUME  RATE TOTAL
INTEREST INCOME
Increase (decrease) in:
Money market investments and
 Interest-bearing deposits
 with banks ......................   $-90  $  5   $-85   $ 73  $-12    $61
Federal funds sold ...............      0     0      0      0     0      0
Total money market investments ...    -90     5    -85     73   -12     61
Investment securities
 Taxable investment securities ...  3,035   185  3,220    519   -31    488
 Equity securities ...............    445   -14    431    157     3    160
 Tax-exempt investment securities     414   -56    358    -68  -116   -184
Total investment securities ......  3,894   115  4,009    608  -144    464
Total loans ......................  2,394  -106  2,288  1,819  -342  1,477
Total interest income ............  6,198    14  6,212  2,500  -498  2,002

INTEREST EXPENSE
Increase (decrease) in:
Interest-bearing deposits
 Demand ..........................     12    -8      4     58  -210   -152
 Savings .........................    964   520  1,484    136    90    226
 Time ............................  1,662   172  1,834    801   189    990
Total interest-bearing deposits ..  2,638   684  3,322    995    69  1,064
Borrowed funds
 Short-term borrowings ...........    705    64    769    226   -64    162
 Long-term borrowings ............    406   -34    372    120   -84     36
Total borrowed funds .............  1,111    30  1,141    346  -148    198
Total interest expense ...........  3,749   714  4,463  1,341   -79  1,262
Increase in interest differential  $2,449 $-700 $1,749 $1,159 $-419 $  740

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in cash.

For additional information see Note 1 and Average Balances and Rates on pages 19-20 and 43, respectively, of the Corporation's 1997 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The principal executive officers of Drovers Bancshares Corporation and its principal subsidiary, The Drovers & Mechanics Bank, as of January 1, 1998, are as follows:

Name:  A. Richard Pugh                   Age:  57
Position and Office: Chairman of the Board, President, and Chief Executive Officer of Drovers Bancshares Corporation and The Drovers & Mechanics Bank.
Mr. Pugh joined the organization in 1988, he was appointed President in 1990 and C.E.O. in 1994. He has extensive and diversified experience in bank management.

Name:  George L.F. Guyer, Jr.            Age:  64
Position and Office: Senior Vice President and Secretary of Drovers Bancshares Corporation and The Drovers & Mechanics Bank. Mr. Guyer joined the organization in 1964. He served as Marketing Coordinator from 1972 to 1990.

Name:  Michael J. Groft                  Age:  42
Position and Office: Executive Vice President of Drovers Bancshares Corporation and Executive Vice President and Senior Loan Officer of The Drovers & Mechanics Bank. Mr. Groft joined the organization in March 1978. He has served in various loan officer positions since 1978.

Name:  Debra A. Goodling                 Age:  39
Position and Office: Executive Vice President and Treasurer of Drovers Bancshares Corporation and Executive Vice President, Treasurer and Chief Financial Officer of The Drovers & Mechanics Bank. Ms. Goodling joined the organization in February 1977. She has served in various financial officer positions since 1981.

Name:  Lorie Y. Runion                   Age:  46
Position and Office: Senior Vice President-Marketing and Human Resources of The Drovers & Mechanics Bank. Ms. Runion joined the organization in 1983. She has served in various Human Resource positions since 1983 and assumed responsibility for Marketing in 1990. Lorie Runion resigned her position effective January 2, 1998.

Name:  Kerry McLaughlin                  Age:  43
Position and Office: Senior Vice President and Senior Trust Officer of The Drovers & Mechanics Bank. Mr. McLaughlin joined the organization in April 1992. He has extensive experience in the banking industry, specializing in the Trust function. Prior to joining Drovers Bank, Mr. McLaughlin was employed with the Trust Group of United Carolina Bank of South Carolina in the position of Vice President and Trust Officer.

Name:  Shawn A. Stine                    Age:  42
Position and Office: Senior Vice President and Senior Corporate Banking Officer of The Drovers & Mechanics Bank. Mr. Stine joined the organization in August 1991 in the position of Vice President and Senior Corporate Banking Officer.

Additional information required for this item is contained on pages 4-9 of the Definitive Proxy Statement dated April 20, 1998.

Drovers Bancshares Corporation and Subsidiaries
PART IV.  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 DROVERS BANCSHARES CORPORATION       Date __March 25, 1998_____
        (Registrant)

                 By_/s/_A._Richard_Pugh__________________
                   A. Richard Pugh, Chairman of the Board,
                   President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


   _/s/_L._Doyle_Ankrum_____________     _/s/_Robert_L._Myers,_Jr.________
   L. Doyle Ankrum, Director             Robert L. Myers, Jr., Director


   _/s/_J._Samuel_Gregory___________     _/s/_Harlowe_R._Prindle__________
   J. Samuel Gregory, Director           Harlowe R. Prindle, Director


   _________________________________     _/s/_Basil_A._Shorb,_III_________
   Daniel E. Hess, Director              Basil A. Shorb, III, Director


   _/s/_Goerge_W._Hodges____________     _/s/_D._John_Sparler,_Jr.________
   George W. Hodges, Director            D. John Sparler, Jr., Director


   _________________________________     _/s/_Gary_A._Stewart_____________
   Herbert D. Lavetan, Director          Gary A. Stewart, Director


   _________________________________     _/s/_Robert_H._Stewart,_Jr.______
   Richard M. Linder, Director           Robert H. Stewart, Jr., Director


   _/s/_David_C._McIntosh___________     _/s/_Delaine_A._Toerper__________
   David C. McIntosh, Director           Delaine A. Toerper, Director


   _________________________________     _/s/_James_S._Wisotzkey__________
   Frank Motter, Director                James S. Wisotzkey, Director


   _/s/_Debra_A._Goodling___________     _/s/_John_D._Blecher_____________
   Debra A. Goodling, Executive Vice     John D. Blecher, Vice President
   President and Treasurer               and Assistant Treasurer
   Principal Financial Officer           Principal Accounting Officer

EXHIBIT 23
DROVERS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We consent to the incorporation by reference in this Form 10-K of Drovers Bancshares Corporation and Subsidiaries of our report dated January 16, 1998, included in the 1997 Annual Report to Shareholders of Drovers Bancshares Corporation and Subsidiaries.

We also consent to the incorporation by reference in the Registration Statement on Form S-3 pertaining to the shelf registration of the Dividend Reinvestment and Stock Purchase Plan of Drovers Bancshares Corporation and Subsidiaries and the Registration Statement on Form S-8 pertaining to the Drovers Bancshares Corporation Incentive Stock Option Plan of our report dated January 16, 1998, with respect to the consolidated financial statements incorporated herein by reference.


/S/ Stambaugh Ness P.C.

York, Pennsylvania

March 20, 1998

Exhibit 3
                                 BY-LAWS

                                   OF

                      DROVERS BANCSHARES CORPORATION

ARTICLE 1.  MEETINGS OF SHAREHOLDERS

     Section 1.01. Place of Meeting. Meetings of shareholders of the Corporation shall be held at such place, within the Commonwealth of Pennsylvania or elsewhere, as may be fixed by the Board of Directors. If no place is so fixed, they shall be held at the office of the Corporation at 30 South George Street, York, Pennsylvania.

     Section 1.02. Annual Meeting. The annual meeting of shareholders for the election of directors whose terms are expiring and the transaction of any other business which may be brought properly before the meeting shall be held on such date and at such time as the Board of Directors shall determine from time to time. If for any reason such meeting is not held at the time fixed therefore, such election may be held at a subsequent meeting called for that purpose.

     Section 1.03. Special Meetings. Special meetings of the shareholders may be called at any time by the Chairman of the Board, the President, by the Board of Directors, or by any other person or persons authorized by statute. Such meetings shall be held on such date and time as may be fixed by the Board of Directors or the Secretary or, in the absence of such designation, as fixed by the person or persons calling the meeting.

     Section 1.04. Notice of Meetings. Notice of all annual meetings of shareholders shall be given by the Secretary. Written notice of the date, place and time of all meetings of shareholders, and of the general nature of the business to be transacted at special meetings, shall be mailed by first class mail to each shareholder of record entitled to vote at the meeting at least 20 days prior to the day named for the meeting, unless a greater period of notice is by law required in a particular case.

     Section 1.05. Organization. At every meeting of the shareholders, the Chairman of the Board or, if there is no such Chairman of the Board or if he is absent, the senior present Vice Chairman, or if there is no such Vice Chairman or if he is absent, the President or, in his absence, the senior present Vice President or, in his absence, a chairman chosen by the shareholders, shall act as chairman; and the Secretary or, in his absence, a person appointed by the Chairman, shall act as Secretary.

     Section 1.06. Quorum; Action by Shareholders. The presence, in person or by proxy, of the shareholders entitled to cast a majority of the votes which all shareholders are entitled to cast on a particular matter shall constitute a quorum for the purpose of considering such matter. Unless otherwise required herein, or in the Articles of Incorporation or by law, all matters shall be decided by the action of the shareholders present, in person or by proxy, entitled to cast at least a majority of the votes which all shareholders present are entitled to cast, although such action be by the holders of less than a majority of the votes which all the shareholders entitled to vote thereon would be entitled to cast.

     Section 1.07. Record of Meeting. A record shall be made of the shareholders present and of those represented by proxy. The tabulation of votes cast in person and by proxy for each candidate for Director, and the final tabulation of votes on each resolution presented, shall be certified by the judges of election to the Secretary, shall be made a part of the minutes of the meeting and shall be entered in the minute book of the Corporation.

     Section 1.08. Procedure for Nomination of Candidates for Director. Nominations for election to the Board of Directors may be made by the Board of Directors and by any holder of any outstanding shares of the Corporation entitled to vote for the election of Directors.
Nominations, other than those made by the Board of Directors, shall be made in writing and shall be delivered or mailed to the Corporation at its principal office not less than 14 days prior to any meeting of shareholders called for the election of directors whose terms expire at such meeting and shall contain the same information about each candidate as is required to be contained in the corporation's proxy statement about management's candidates, including by way of illustration and not limitation the following:

     a)  the name and address of each proposed nominee;
     b)  the age of each proposed nominee;
     c)  the principal occupation of each proposed nominee;
     d) the number of shares of the Corporation beneficially owned by each proposed nominee;
     e)  the name and address of the notifying shareholder;
     f) the number of shares of the Corporation owned by the notifying shareholder.

     If more than 20 days' notice of the meeting is given to shareholders, such notice of nomination shall be mailed or delivered to the Corporation not later than the close of business on the seventh day following the day on which the notice of meeting was mailed. Nominations not made in accordance with this Section may, in his discretion, be disregarded by the chairman of the meeting, and upon his instructions, the vote tellers may disregard all votes cast for each such nominee.

      Section 1.09. Record Date. The Board of Directors may fix a date for the determination of the shareholders entitled to receive notice of and to vote at any meeting or to receive any dividend, distribution or allotment of rights or a date for any change, conversion or exchange of shares by fixing a record date not more than fifty days prior thereto.

      Section 1.10. Financial Statements. Financial statements shall be sent to shareholders annually as prescribed by law, but unless required by law need not be examined by a certified public accountant or by a firm thereof.

ARTICLE 2.  DIRECTORS

     Section 2.01. Number. The Board of Directors of this Corporation shall consist of such number of its shareholders, not less than five (5) nor more than twenty-five (25) as shall be determined from time to time, by resolution of the Board of Directors as then constituted.

     In the event of any increase or decrease in the authorized number of Directors, (i) each Director then serving as such shall nevertheless continue as a Director of the class of which he is a member until the expiration of his current term and (ii) the newly created or eliminated

Directorships resulting from such increase or decrease shall be apportioned by the Board of Directors among the four classes of Directors so as to maintain such classes as nearly equal in number as possible. Except as provided in Section 405 (B) and 405 (C) of the Pennsylvania Business Corporation Law, any director may be removed with or without cause only upon the affirmative vote of the holders of at least 85% of all of the securities of the Corporation entitled to vote for the election of Directors.

     Section 2.02. Classification of Directors. Directors shall be classified according to the time for which they shall severally hold office as provided in the Articles of Incorporation.

     Section 2.03. Qualifications. Each Director (other than Directors named in the Articles to serve until the First Annual Meeting of Shareholders) during their full term of office shall own a minimum of One Thousand ($1,000.00) Dollars par value of the Common Stock of the Corporation. A Director shall retire from the Board on their 72nd birthday unless the Director initiates a written request to remain on the said Board an additional year and the request is accepted by the Nominating Committee and the appropriate Board of Directors. This process may be repeated each year until the Director attains age 75, at which time the Director shall retire. The written request should be sent to the Directors' Nominating Committee, c/o Secretary of The Drovers & Mechanics Bank and/or Drovers Bancshares Corporation, sixty days prior to their 72nd, 73rd or 74th birthday, whichever is applicable. The request shall be considered by the Nominating Committee and forwarded to the appropriate Board for final action.

     Section 2.04. Vacancies. Vacancies on the Board of Directors, regardless of how created, shall be filled by election of a majority of the remaining Directors in office, though less than a quorum. Each person elected by the remaining Directors to fill a vacancy shall hold office for the full remaining term of the vacancy being filled, according to its classification, and until his successor is elected and shall have qualified.

     Section 2.05. Resignations. Any Director may resign at any time by giving written notice to the Board of Directors, the President or the Secretary. Any such resignation shall take effect at the time of the receipt of such notice or at any later time specified therein. Unless otherwise specified therein, the acceptance of a resignation shall not be necessary to make it effective.

     Section 2.06. Organizational Meeting. On a business day following the Annual Meeting of the Shareholders but prior to the next regularly scheduled meeting of the Board of Directors, the Board of Directors shall meet for the purpose of organization, election of officers and the transaction of other business at the place where such election of directors was held. Notice of such meeting need not be given. In the absence of a quorum at said meeting, the same may be held at any other time and place which shall be specified in a notice given as hereinafter provided for special meetings of the Board of Directors.

     Section 2.07. Regular Meetings. Regular meetings of the Board of Directors shall be held at such time and place as shall be designated from time to time by resolution of the Board. Notice of such meetings need not be given.

     Section 2.08. Special Meetings. Special meetings of the Board of Directors may be called at any time by the Chairman of the Board, if any, a Vice Chairman of the Board, if any, the President or one-third or more of the Directors in office. Notice of the date, time, place and general nature of the business to be transacted at each special meeting shall be given by telephone, telegram, letter or in person, unless such notice is waived, by or at the direction of the person or persons authorized to call such meeting, to each director, at least forty-eight hours in advance of the meeting.

     Section 2.09. Conduct of Meetings. Every meeting of the Board of Directors shall be presided over by the Chairman of the Board, or if there is no such Chairman or if he is absent, the senior present Vice Chairman of the Board or, if there is no such Vice Chairman or if he is absent, the President or, in his absence, a Chairman chosen by a majority of the Directors present. The Secretary, or in his absence, a person appointed by the Chairman, shall act as Secretary.

     Section 2.10. Quorum; Action by Board. Except to the extent that a greater number is required by law, the Articles of Incorporation or these By-laws: (i) a majority of all of the Directors in office shall constitute a quorum for the transaction of business at any meeting; and
(ii) the acts of a majority of the Directors present at a meeting at which a quorum is present shall be the acts of the Board of Directors.

     Section 2.11. Participation in Meetings. One or more Directors shall be deemed present and may participate and vote in a meeting of the Board of Directors or a committee of the Board of Directors by means of conference telephone or similar communications equipment by which all persons participating in the meeting can hear each other.

     Section 2.12. Compensation. Fees and expenses payable for services as a director or member of a committee of the Board of Directors shall be in such amounts as shall be determined by the Board of Directors.

     Section 2.13. Committees. The Board of Directors may , at any time and from time to time, appoint such standing or special committees to perform such duties and make such investigations and reports as the Board of Directors shall by resolution determine. Such committees shall determine their own organization and times and places of meeting, unless otherwise directed by such resolution.

     Section 2.14. Directors and Emergency Officers Succession. In the event of an emergency resulting from warlike damage or an attack on the United States or any nuclear disaster of sufficient severity to prevent the conduct and management of the affairs and business of the Corporation under the direction of its directors and officers as contemplated by these By-laws, the officers and employees of the Corporation shall continue to conduct the affairs of the Corporation under such guidance from the Directors as may be available, subject to conformance with any governmental directives during the emergency.

     The officers shall have authority to execute and carry into effect any and all of the actions, duties and powers which may be authorized by governmental directives for operations during emergencies, including the power to curtail, limit, suspend or resume any operation of the Corporation and change the location of any office of the Corporation.

     The officers at the time of such emergency shall have the broadest powers to perform any and all acts which may be necessary for the purposes set forth in the preceding paragraphs, including power to employ additional officers and employees, to purchase and acquire or contract for the use of any services, real estate, equipment and other supplies, materials and resources as they may deem necessary or appropriate for the continued conduct of the operations of the Corporation on such terms and conditions as to them shall seem desirable, and to obligate the Corporation to pay the expenses thereof.

     In order to provide for automatic succession of authority among the officer personnel of the Corporation in such an emergency, the priorities of seniority and succession of authority may be established and delegated to and among the officers of the Corporation by resolution of the Board of Directors. The officer in authority under the terms of the resolution shall have the power to assign and reassign functions and duties among any of the other officers of the Corporation.

     Any authority granted to such officers herein shall be subject to the authority otherwise vested in the Board of Directors, but shall not be deemed to be restricted in any way by the inability on the part of the Board of Directors to act.

ARTICLE 3.  OFFICERS

     Section 3.01. Officers. The officers of the Corporation shall be a President, a Secretary, a Treasurer, and may include a Chairman of the Board, one or more Vice Chairmen of the Board, one or more Vice Presidents, one or more Assistant Secretaries, one or more Assistant Treasurers, and such other officers as the Board of Directors may from time to time determine.

     Section 3.02. Qualifications. The officers shall be natural persons of full age.

     Section 3.03. Election and Term of Office. The officers of the Corporation shall be elected by the Board of Directors and shall serve at the pleasure of the Board of Directors.

     Section 3.04. Resignations. Any officer may resign at any time by giving written notice to the Board of Directors, the President or the Secretary. Any such resignation shall take effect at the time of the receipt of such notice or at any later time specified therein. Unless otherwise specified therein, the acceptance of a resignation shall not be necessary to make it effective.

     Section 3.05. Chairman of the Board. The Board of Directors may elect one of its members to be Chairman of the Board. He shall preside at all meetings of the Board of Directors. He shall also have such other powers and duties as may be conferred upon or assigned to him by the Board of Directors, as well as any other powers specifically conferred upon him by these By-laws.

     Section 3.06. Vice Chairman of the Board. The Board of Directors may elect one or more of its members to be a Vice Chairman of the Board. In the absence of the Chairman, the senior present Vice Chairman shall preside at meetings of the shareholders and of the Board of Directors. Each Vice Chairman shall have such other powers and duties as may be conferred or assigned to him by the Board of Directors.

     Section 3.07. President. The President shall, in the absence of the Chairman and Vice Chairman, or if no Chairman or Vice Chairman has been elected, preside at any meeting of the shareholders and of the Board of Directors. The President shall have and may exercise any and all other powers and duties pertaining by law, regulation or practice to the office of President, or imposed by these By-laws. He, or such persons as shall be designated by him, shall sign, execute, acknowledge, verify, deliver and accept, in the name of the Corporation, deeds, mortgages, bonds, contracts and other instruments authorized by the Board of Directors, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors to some other officer or agent of the Corporation. In general, he shall be the chief executive officer and shall have general executive powers and supervision over the business and operations of the Corporation, subject, however, to the control of the Board of Directors, as well as such other powers and duties as may be conferred upon or assigned to him by the Board of Directors.

     Section 3.08. Vice Presidents. The Board of Directors may appoint one or more Vice Presidents. Each such person shall have such powers and duties as may be conferred upon or assigned to him by the Board of Directors or the President.

     Section 3.09. Secretary. The Secretary shall attend to the giving of all notices required by these By-laws to be given. He shall keep accurate minutes of meetings of the Board of Directors and shall serve as Secretary at all shareholders' meetings. He shall be custodian of the corporate seal, records, documents and papers of the Corporation including election returns and proceedings of shareholders' meetings.
He shall provide for the keeping of proper records of all transactions of the Corporation assigned to him, from time to time, by the Board of Directors or the President and he shall have all other powers and duties pertaining by law, regulation or practice, to the office of Secretary, or imposed by these By-laws, or as may from time to time be conferred upon or assigned to him by the Board of Directors or the President.

     Section 3.10. The Treasurer. The Treasurer shall have charge of all receipts and disbursements of the Corporation and shall have or provide for the custody of its funds and securities; he shall have full authority to receive and give receipts for all money due and payable to the Corporation, to endorse checks, drafts and warrants in its name and on its behalf and to give full discharge for the same; he shall deposit all funds of the Corporation, except such as may be required for current use, in such banks or other places of deposit as the Board of Directors may from time to time designate; and, in general, he shall perform all duties incident to the office of Treasurer and such other duties as may from time to time be conferred upon or assigned to him by the Board of Directors or the President.

     Section 3.11. Assistant Officers. Each assistant officer shall assist in the performance of the duties of the officer to whom he is assistant and shall perform such duties in the absence of the officer. He shall perform such additional duties as the Board of Directors, the President, or the officer to whom he is assistant may from time to time assign him.

     Section 3.12. Compensation of Officers and Others. The compensation of all officers shall be fixed from time to time by the Board of Directors, or any committee or officer authorized by the Board of Directors so to do.

ARTICLE 4.  INDEMNIFICATION OF DIRECTORS AND OFFICERS

     Section 4.01. Indemnification. To the full extent permitted by the laws of the Commonwealth of Pennsylvania, as they exist on the date hereof or as they may hereafter be amended, the Corporation shall indemnify any person (an "Indemnitee") who was or is involved in any manner (including, without limitation, as a party or witness) in any threatened, pending or completed investigation, claim, action, suit or proceeding, (whether civil, criminal, administrative, arbitrative, legislative or investigative (including, without limitation, any action, suit or proceeding by or in the right of the Corporation to procure a judgment in its favor) (a "Proceeding"), or who is threatened with being so involved, by reason of the fact that he or she is or was a director, officer or employee of the Corporation or, while serving as a director, officer or employee of the Corporation, is or was at the request of the Corporation also serving as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against all expenses (including attorney's fees), judgments, fines, penalties, excise taxes and amounts paid in settlement actually and reasonably incurred by the Indemnitee in connection with such Proceeding, provided that there shall be no indemnification hereunder with respect to any settlement or other non-adjudicated disposition of any threatened or pending Proceeding unless the Corporation has given its prior consent to such settlement or disposition. The right of indemnification created by this Article shall be a contract right enforceable by an Indemnitee against the Corporation, and it shall not be exclusive of any other rights to which an Indemnitee may otherwise be entitled. The provisions of this Article shall inure to the benefit of the heirs and legal representatives of an Indemnitee and shall be applicable to Proceedings commenced or continued after the adoption of this Article, whether arising from acts or omission occurring before or after such adoption. No amendment, alternation, change, addition or repeal of or to these By-laws shall deprive any Indemnitee of any rights under this Article with respect to any act or omission of such Indenture occurring prior to such amendment, alteration, change, addition or repeal.

     Section 4.02. Payment of Expenses. Expenses incurred by an Indemnitee in defending a Proceeding may be paid by the Corporation in advance of the final disposition of such Proceeding upon receipt of an undertaking by or on behalf of such Indemnitee to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the Corporation.

     Section 4.03.  When Indemnification is Not to be Made.
Indemnification pursuant to Section 4.01 shall not be made in any case where the act or failure to act giving rise to the claim for indemnification is determined by a court to have constituted willful misconduct or recklessness.

ARTICLE 5.  SHARE CERTIFICATES; TRANSFER

     Section 5.01. Share Certificates. Share certificates shall be signed by the manual, facsimile, printed or engraved signatures of the President or a Vice President and the Secretary or Treasurer, or an Assistant Secretary or Assistant Treasurer. One of such signatures shall be a manual signature unless the certificates are signed by a transfer agent or a registrar, and shall be sealed with the corporate seal, which may be a facsimile, engraved or printed seal.

     Section 5.02. Transfer of Shares. Transfer of shares of the Corporation shall be made only on the books of the Corporation by the owner thereof or by his attorney thereunto authorized, upon surrender of the share certificates to the Secretary or a transfer agent of the Corporation accompanied by a duly executed power of attorney.

     Section 5.03. Transfer Agent and Registrar; Regulations. The Corporation may, if and whenever the Board of Directors so determines, maintain one or more transfer offices or designate one or more transfer agents, where or by which the shares of the Corporation shall be transferable, and also maintain one or more registry offices or designate one or more registrars where or by which the shares shall be registered; and no certificates for shares of the Corporation in respect of which a registrar shall have been designated shall be valid unless countersigned and registered by such registrar. The Board of Directors may also make such additional rules and regulations as it may deem expedient concerning the issue, transfer and registration of share certificates.

     Section 5.04 Lost, Destroyed and Mutilated Certificates. The Board of Directors, by standing resolution or by resolutions with respect to particular cases, may authorize the issue of new share certificates in lieu of share certificates lost, destroyed or mutilated, upon such terms and conditions, including the posting of an open-penalty bond, as the Board of Directors may direct.

ARTICLE 6.  LIMITATION OF THE LIABILITY OF DIRECTORS

     Section 6.01. Limitation of Director Liability. To the full extend permitted by the Corporate Directors' Liability Act as enacted in the Commonwealth of Pennsylvania (Act of November 28, 1986, P.L. 1458, No. 145) as the same exists or may hereafter be amended, a director of this Corporation shall not be personally liable for monetary damages for any action taken or any failure to take any action unless such action or inaction constitutes both:

  a) A breach of or failure to perform his duties in compliance with the standards of fiduciary care prescribed in the Directors' Liability Act; and
  b)  Self-dealing, willful misconduct or recklessness.

     Section 6.02. Exceptions. The aforementioned limitation of liability will not apply to:

  a) The responsibility or liability of a director pursuant to any criminal statute; or
  b) The liability of a director for the payment of taxes pursuant to local, State or Federal law.

ARTICLE 7.  MISCELLANEOUS PROVISIONS

     Section 7.01. Notice of Meetings. Any notice required to be given by the corporation to any shareholder, director or committee member may be (i) delivered personally, (ii) mailed by first class United States mail, postage prepaid, addressed to the shareholders', directors', or committee members' address appearing on the books of the Corporation, or supplied by him to the Corporation for the purpose of notice or (iii) telegraphed or transmitted by a similar mode of communication to the address identified in clause (ii) above. Notice of any shareholders', directors', or committee meeting shall be deemed to have been given to the person entitled thereto when deposited in the United States mail or when deposited with a telegraph or other transmitting office for transmission to such person. Any shareholder, director or committee member may waive notice of any meeting before or after the meeting, and his attendance at a meeting shall constitute a waiver of notice of such meeting, unless he announces at the commencement of the meeting that he is attending solely for the purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

     Section 7.02. Amendments. By-laws may be adopted, amended or repealed by the Board of Directors in the manner provided in Section
2.10 or by the shareholders in the manner provided in Section 1.06; provided; however, that Sections 2.01, 2.02 and 2.04 and this Section of these By-laws may be amended only by affirmative vote of at least eighty-five (85%) percent of all of the securities of the Corporation entitled to vote.

     I hereby certify that at a meeting of the Directors of Drovers Bancshares Corporation duly convened on the 26th day of May, 1982, the original By-laws were unanimously adopted.

     I hereby further certify that the above listed By-laws contain amendments unanimously adopted by the Board of Directors at their meetings noted below:

October 22, 1986        Article 2. Directors - Section 2.03.
                         Qualifications
May 17, 1988            Article 4. Indemnification of Directors
                         and Officers;
                        New Article 6. Limitation of the Liability
                         of Directors;
                        Present Article 6. renumbered to be Article 7.
                         Miscellaneous Provisions
July 26, 1989           Article 2. Directors - Section 2.03.
                         Qualifications
February 28, 1990       Article 2. Directors - Section 2.06.
                         Organizational Meeting

     IN WITNESS WHEREOF, I have hereunto set my hand and affixed the seal of Drovers Bancshares Corporation this _6th_ day of _March_, 1998.



                                       __/s/_George_L.F._Guyer_______
                                         Secretary

Exhibit 3
                        ARTICLES OF INCORPORATION
                                    OF
                      DROVERS BANCSHARES CORPORATION

In compliance with the requirements of Section 204 of the Business Corporation Law, Act of May 5, 1933 (P.L. 364) (15 P.S. s1204) the undersigned, desiring to be incorporated as a business corporation, hereby certify that:

     FIRST:  The name of the Corporation is Drovers Bancshares Corporation.

     SECOND: The location and post office address of the initial registered office of the Corporation in this Commonwealth is 30 South George Street, York, Pennsylvania, 17401.

     THIRD: The Corporation is incorporated under the Business Corporation Law of Pennsylvania and shall have unlimited power to engage in and do any lawful act concerning any or all lawful business for which corporations may be incorporated under such law.

     FOURTH:  The Corporation shall have perpetual existence.

     FIFTH: The total number of shares of stock that the Corporation shall have the authority to issue shall be Three Million (3,000,000) shares, all of one class called Common Shares, each of which shall have the par value of Five ($5.00) Dollars.

     SIXTH: The names and post office addresses of each incorporator and the number and class of shares subscribed by such incorporators are:

                   Name                        Address            No. and Class
                                                                     of Shares

               Richard M. Linder          1185 Woodland Drive       1 Common
                                          Farquhar Estates
                                          York, PA  17403

               W. K. Malehorn             4 Circle Drive            1 Common
                                          North View
                                          York, PA  17402

               Frank Motter               272 Edgehill Drive        1 Common
                                          York, PA  17402

               J. Samuel Gregory          33 West Locust Lane       1 Common
                                          York, PA  17402

               L. Doyle Ankrum            2060 North Brook Circle   1 Common
                                          York, PA  17403

     SEVENTH: The names and residence addresses of the first Board of Directors of the Corporation are:

               Richard M. Linder          1185 Woodland Drive
                                          Farquhar Estates
                                          York, PA  17403

               L. Doyle Ankrum            2060 North Brook Circle
                                          York, PA  17403

               J. Samuel Gregory          33 West Locust Lane
                                          York, PA  17402

               Frank Motter               272 Edgehill Road
                                          York, PA  17403

               W. K. Malehorn             4 Circle Drive
                                          Northview
                                          York, PA  17402

     EIGHTH: The members of the first Board of Directors, named above, shall serve only until the first annual meeting of shareholders for the election of directors after the filing of these Articles. Thereafter, the number, qualifications, classification, nomination and election of members of the Board of Directors shall be in accordance with Article Ninth herein and with the provision of the Corporation's By-laws.

     NINTH: The number of Directors which shall constitute the whole Board of Directors shall be determined from time to time, in accordance with the Corporation's By-laws. The Directors shall be classified according to the time for which they shall severally hold office.

     At the first annual meeting of the shareholders after the filing of these Articles, Directors shall be elected in four classes, each of which shall be as nearly equal in size as possible. The term of one such class shall be one year, the term of one such class shall be two years, the term of one such class shall be three years, and the term of one such class shall be four years; and in each case until their respective successors shall have been elected and qualified.

     At the second annual meeting of the shareholders after the filing of these Articles, and at each subsequent annual meeting, Directors shall be elected to fill the vacancies created by the class whose term then expires. The term of all Directors so elected shall be for four years and until their respective successors shall have been elected and qualified.

     Shareholders shall not be entitled to cumulative voting in the election of Directors.

     TENTH: (A) The affirmative vote of the holders of at least eighty-five (85%) percent of all of the securities of the Corporation entitled to vote shall, except as provided in paragraph (B) of this Article Tenth, be required in order for any of the following actions or transactions to be effected by the Corporation, or approved by the Corporation as stockholders of any subsidiary of the Corporation.

     (i) Any merger or consolidation of the Corporation or any of its subsidiaries with or into a Related Person (as hereinafter defined), or any affiliate or associate (as each of said terms is defined in the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder) of a Related Person, or

     (ii) Any sale, lease, exchange or other disposition of all or any substantial part (as determined with respect to any transaction by the Continuing Directors as hereinafter defined) of the assets of the Corporation or any of its subsidiaries to or with a Related Person or any affiliate or associate of a Related Person, or

     (iii) Any issuance or delivery by the Corporation of any voting securities (or any securities or other instruments convertible into voting securities) of the Corporation or any of its subsidiaries (other than securities issued or delivered by the Corporation pursuant to
            (a) any present or future stock option plan or other stock plan created for the benefit of the officers and employees of the Corporation or any of its subsidiaries; (b) any dividend reinvestment plan; or (c) any underwritten public offering) to a Related Person or any affiliate or associate of a Related Person in exchange for cash, other assets or securities, or any combination thereof, or
   (iv)  Any dissolution of the Corporation.

(B) The vote of the securityholders specified in paragraph (A) of this Article Tenth shall not be required for any action or transaction specified in such paragraph if:

     (i) Such action or transaction is approved in advance by a majority of the "Continuing Directors" (said term to mean all directors of the Corporation then in office who were duly elected prior to the time the person, corporation or entity involved in such action or transaction (either directly or with or through any affiliates or associates) became a Related Person); or

     (ii) Such action or transaction involves solely the Corporation and one or more subsidiaries of the Corporation, or involves solely two or more subsidiaries of the Corporation (provided that none of the stock of any such subsidiary involved is directly or indirectly beneficially owned by a Related Person (other than such ownership arising solely because of ownership interests in the Corporation)), and, in the case of a merger, the Corporation is a surviving corporation or a subsidiary of the Corporation is a surviving corporation and following such merger the certificate or articles of incorporation of such subsidiary contain provisions substantially the same as those in Articles Ninth, Tenth, Eleventh and Twelfth of these Articles of Incorporation.

(C) The term "Related Person" as used in these Articles of Incorporation shall mean any individual, corporation, partnership or other person or entity which, together with its affiliates and associates and any other person or entity with which it or its affiliates or associates has any agreement, arrangement or understanding, directly or indirectly, for the purpose of acquiring, holding, voting or disposing of voting securities of the Corporation, directly or indirectly beneficially owns or controls ten (10%) percent or more in the aggregate of the outstanding voting securities of the Corporation. A majority of the Continuing Directors then in office shall have the power and the duty to determine for purposes of these Articles of Incorporation, on the basis of information then known to them, who shall constitute a Related Person and its affiliates and associates. Any such determination by the Continuing Directors shall be conclusive and binding for all purposes.

     ELEVENTH: (A) The Board of Directors or the Continuing Directors may, in deciding whether to approve, recommend or oppose a tender or other offer for the Corporation's securities, or any transaction of the type enumerated in (i),
(ii), or (iii) of Paragraph (A) of Article Tenth of these Articles, or any other transaction having a similar major effect on the properties, operations, or control of the Corporation, whether or not such offer or transaction involves Related Persons, consider any pertinent issue, including buy not limited to the following:

     (i) The character, integrity, business philosophy and financial status of the other party or parties to the offer or transaction;

     (ii) The consideration to be received by the Corporation or its securityholders in connection with such offer or transaction, as compared to:

          (a) The current market price or value of the Corporation's properties or securities;

          (b) The value of the Corporation, its properties or securities in a freely negotiated transaction;

          (c) The estimated future value of the Corporation, its properties or securities;

          (d) Such other measures of the value of the Corporation, its properties or securities as the Directors may deem appropriate;

     (iii) The projected social, legal and economic effects of the proposed offer, action or transaction upon employees, suppliers, and customers of the Corporation and its subsidiaries and the communities where the Corporation and its subsidiaries do business;

     (iv) The general desirability of the Corporation's continuing as an independent entity; and

     (v) Such other factors as they may deem relevant, including but not limited to anti-trust or other legal or regulatory issues that are raised by the offer or transaction.

(B) If the Board of Directors determines that such an offer or transaction should, in light of all relevant factors, be approved, recommended, or rejected, it may take any lawful action to accomplish its purpose including, but not limited to, any or all of the following: advising shareholders to accept or to reject the offer or transaction; acquiring the Corporation's securities; selling or otherwise issuing authorized but unissued securities or treasury stock or granting options with respect to any of its stock or securities; selling or granting options with respect to any of its property; acquiring other property or entities; soliciting or rejecting offers from other individuals or entities;
     and such other actions as may be appropriate, including but not limited to initiation of litigation and regulatory proceedings.

     TWELFTH: No amendment or repeal of Items Ninth, Tenth, Eleventh or Twelfth of these Articles shall be made unless and until such amendment or repeal shall have been approved by: (i) a majority of the members of the Board of Directors; and (ii) the affirmative vote of at least eighty-five (85%) percent of the votes which all shareholders are entitled to cast.

     IN WITNESS WHEREOF, the incorporators have signed and sealed these Articles of Incorporation this 14th day of May, 1982.

                                          /s/ L. Doyle Ankrum

                                          /s/ Frank Motter

                                          /s/ W. K. Malehorn

                                          /s/ Richard M. Linder

                                          /s/ J. Samuel Gregory

     At a meeting of the Board of Directors on February 22, 1995, the following resolution was offered:

          RESOLVED: That the Articles of Incorporation of the Corporation be amended such that Article Five be deleted in its entirety and the following sentence be substituted therefor:

               The total number of shares of stock that the Corporation shall have the authority to issue shall be ten million (10,000,000) shares, all of one class called Common Shares, each of which shall have the par value of five ($5.00) dollars.

     I hereby certify that, at a meeting of the Directors of Drovers Bancshares Corporation duly convened on the 22nd Day of February, 1995 the preceding amendment to the Articles of Incorporation was unanimously adopted.

IN WITNESS WHEREOF, I have hereunto set my hand and affixed the seal of Drovers Bancshares Corporation this 22nd Day of February, 1995.

                                       __/s/_George_L.F._Guyer,_Jr.__
                                       Secretary