Form 10-Q
period 1998-03-31
DROVERS BANCSHARES CORP
filed 1998-05-08
CIK 703109

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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



               Class                      Outstanding at March 31, 1998
           Common Stock                            2,965,641 Shares

Drovers Bancshares Corporation and Subsidiaries
CONTENTS
PART I  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

  Consolidated Statements of Condition ...................................  3
   March 31, 1998 and December 31, 1997

  Consolidated Statements of Income ......................................  4
   Three Months Ended March 31, 1998 and 1997

  Consolidated Statements of Comprehensive Income ........................  5
   Three Months Ended March 31, 1998 and 1997

  Consolidated Statements of Cash Flows ..................................  6
   Three Months Ended March 31, 1998 and 1997

  Notes to Consolidated Financial Statements .............................  7

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ............................ 11

PART II  OTHER INFORMATION
 SIGNATURES .............................................................. 16

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CONDITION
(In thousands)

                                                          MARCH 31,  DEC 31,
ASSETS                                                       1998      1997
Cash and due from banks ................................  $ 19,030   $ 14,549
Money market investments ...............................     3,341        379
Investment securities (fair value $171,217 and $180,245)   170,298    179,299

Loans (net of unearned income of $3,307 and $3,320) ....   340,980    313,673
Reserve for loan losses ................................     3,511      3,304
                                                          ____________________
Net loans ..............................................   337,469    310,369

Bank premises and equipment ............................    13,650     13,864
Other assets ...........................................     9,450      6,432
                                                          ____________________
TOTAL ASSETS ...........................................  $553,238   $524,892
                                                          ====================
LIABILITIES
Deposits:
Noninterest-bearing ....................................  $ 45,527   $ 41,973
Interest-bearing .......................................   381,381    360,113
                                                          ____________________
Total deposits .........................................   426,908    402,086
Federal funds purchased and securities sold under
 agreements to repurchase ..............................    19,586     31,360
Other borrowings .......................................    53,503     43,558
Other liabilities ......................................     8,509      4,418
                                                          ____________________
TOTAL LIABILITIES ......................................   508,506    481,422

SHAREHOLDERS' EQUITY
Common stock($5 par value), 10,000,000 shares authorized;
 issued and outstanding--2,965,641 shares in 1998 and
 2,961,127 shares in 1997 ..............................    14,828     14,806
Additional paid-in capital .............................    18,697     18,664
Retained earnings ......................................     9,571      8,407
Accumulated other comprehensive income..................     1,636      1,593
                                                          ____________________
TOTAL SHAREHOLDERS' EQUITY .............................    44,732     43,470
                                                          ____________________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............  $553,238   $524,892
                                                          ====================

See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)          THREE MONTHS
                                              ENDED MARCH 31,
                                              1998      1997
INTEREST INCOME
Interest and fees on loans ................  $7,170   $6,101
Interest on deposits with banks ...........       5        4
Interest and dividends on
 investment securities ....................   2,806    2,324
                                             ________________
Total interest income .....................   9,981    8,429
INTEREST EXPENSE
Interest on deposits ......................   4,195    3,538
Federal funds purchased and securities
 sold under agreements to repurchase ......     365      318
Interest on borrowed funds ................     731      466
                                             _________________
Total interest expense ....................   5,291    4,322
                                             _________________
Net interest income .......................   4,690    4,107
Provision for loan losses .................     239      120
                                             _________________
Net interest income after
 provision for loan losses ................   4,451    3,987
OTHER INCOME
Trust income ..............................     270      262
Service charges on deposit accounts .......     375      305
Securities gains ..........................     222        1
Net gains on residential
  mortgage loan sales .....................     247      157
Equity in losses of real estate ventures...     -37      -13
Other .....................................     253      193
                                             _________________
Total other income ........................   1,330      905
OTHER EXPENSES
Salaries and employee benefits ............   2,016    1,819
Occupancy and premises ....................     251      181
Furniture and equipment ...................     295      260
Marketing .................................     151      121
Net cost of operation
 of other real estate .....................       6       11
Supplies ..................................     119       61
Other taxes ...............................      96       90
Other .....................................     763      521
                                             _________________
Total other expenses ......................   3,697    3,064
                                             _________________
Income before income taxes ................   2,084    1,828
Applicable income taxes ...................     476      438
                                             _________________
NET INCOME ................................ $ 1,608  $ 1,390
                                             =================
PER SHARE DATA

Net income ................................  $ 0.36   $ 0.31
                                             =================
Net income, assuming dilution..............  $ 0.36   $ 0.31
                                             =================
Dividends .................................  $ 0.10   $ 0.09
                                             =================
See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                             THREE MONTHS
                                                             ENDED MARCH 31,
(In thousands)                                             1998         1997
______________________________________________________________________________
Net income ............................................  $1,608       $1,390
Other comprehensive income:
Unrealized gains (losses) on securities arising during
  period ..............................................     288         -729
Reclassification adjustment for gains included in net
  income ..............................................    -222            1
                                                         _____________________
Other comprehensive income (loss) before tax ..........      66         -728
Income taxes (benefits) related to other comprehensive
  income ..............................................      23         -247
                                                         _____________________
Other comprehensive income (loss) .....................      43         -481
                                                         _____________________
COMPREHENSIVE INCOME ..................................  $1,651       $  909
See notes to consolidated financial statements.          =====================

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                              THREE MONTHS
                                                           ENDED MARCH 31,
                                                          1998        1997
______________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................   $  1,608   $  1,390
Adjustments to reconcile net income to net cash
 from operating activities:
Depreciation and amortization........................        330        311
Net (accretion) amortization of investment security
 (discounts) premiums ...............................         49        -29
Provision for loan losses ...........................        239        120
Gain on sale of securities held-to-maturity .........          0         -1
Gain on sale of securities available-for-sale .......       -222          0
Gain on sale of fixed assets ........................          0        -53
Loans originated for sale ...........................    -14,450     -8,364
Proceeds from sales of loans ........................     15,045      8,630
Gain on sale of loans ...............................       -247       -157
(Gain) loss on sale of other real estate ............          0          1
Net deferred loan fees ..............................       -282       -229
Equity in losses of real estate ventures.............         37         13
Increase in interest/dividends receivable ...........         -2       -289
Increase (decrease) in interest payable .............        279        354
Increase in other assets ............................       -820        -48
Increase in other liabilities .......................      2,201        676
                                                         _____________________
Net cash provided by operating activities ...........      3,765      2,325
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of securities
 held-to-maturity ...................................      1,457        872
Proceeds from sales and maturities of securities
 available-for-sale .................................     12,877      2,605
Purchases of securities held-to-maturity ............          0     -5,528
Purchases of securities available-for-sale ..........     -5,095    -28,382
(Increase)decrease in net loans .....................    -27,479      1,111
Capital expenditures ................................       -103       -432
Proceeds from sale of fixed assets ..................          1         73
Net (purchase) return of investment in real estate
 ventures ...........................................       -721          5
Proceeds from sale of other real estate .............        134         73
                                                        ______________________
Net cash used in investing activities ...............    -18,929    -29,603
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase(decrease)in demand deposits
 and savings accounts ...............................     22,845      3,633
Net increase in certificates of deposit .............      1,982      4,629
Net increase in federal funds purchased
 and repurchase agreements ..........................    -11,774     13,528
Net increase (decrease) in other borrowings .........      9,954      4,957
Payments made for capital leases ....................        -10         -8
Dividends paid ......................................       -445       -421
Proceeds from issuance of common stock ..............         55          0
                                                        ______________________
Net cash provided by financing activities ...........     22,607     26,318
                                                        ______________________
NET DECREASE IN CASH & CASH EQUIVALENTS .............      7,443       -960
CASH & CASH EQUIVALENTS AT JANUARY 1, ...............     14,928     17,783
                                                        ______________________
CASH & CASH EQUIVALENTS AT MARCH 31, ................    $22,371    $16,823
See notes to consolidated financial statements.         ======================

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (including normal recurring accruals) considered necessary to present fairly Drovers Bancshares' financial position as of March 31, 1998 and December 31, 1997. Operating results and changes in cash flows for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended
December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Annual Report for the year ended December 31, 1997.

NOTE B - CALCULATION OF EARNINGS PER SHARE

On April 22, 1998, the Corporation declared a 3-for-2 stock split to shareholders of record on May 8, 1998 and payable May 29, 1998. Net income per share is computed based on the weighted average number of shares outstanding each period, giving retroactive effect to the 3-for-2 stock split declared in 1998, a 5% dividend paid in 1997 and a 25% dividend paid in 1996. Earnings per common share, assuming dilution gives effect to all dilutive potential common shares during each period.

NOTE C - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities classified as held-to-maturity as of March 31, 1998 are as follows:

                                                     Gross      Gross
                                        Amortized Unrealized Unrealized  Fair
(In thousands)                             Cost      Gains      Losses   Value
US Treasury securities and obligations
 of US government corp and agencies ...  $10,471   $  149  $      0     $10,620
Obligations of states and political
 subdivisions .........................   18,117      654         0      18,771
Mortgage-backed securities and
 collateralized mortgage obligations ..   12,706      173        57      12,822
                                        ________________________________________
Total investment securities ...........  $41,294   $  976  $     57     $42,213
                                        ========================================

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C - INVESTMENT SECURITIES, continued

The amortized cost and estimated fair value of investment securities classified as available-for-sale as of March 31, 1998 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized  Fair
(In thousands)                            Cost      Gains      Losses   Value
US Treasury securities and obligations
 of US government corp and agencies ..  $ 11,002   $  80   $      4    11,078
Obligations of states and political
 subdivisions ........................     5,896     174          0     6,070
Corporate obligations ................       500       0         15       485
Mortgage-backed securities and
 collateralized mortgage obligations .    92,388   1,230         16    93,602
                                      ________________________________________
Total debt securities ................   109,786   1,484         35   111,235
Equity securities ....................    16,739   1,030          0    17,769
                                      ________________________________________
Total investment securities ..........  $126,525  $2,514   $     35  $129,004
                                      ========================================
The amortized cost and estimated fair value of investment securities classified as held-to-maturity as of December 31, 1997 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized  Fair
(In thousands)                            Cost      Gains     Losses    Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 10,469 $    153   $     0    $10,622
Obligations of states and political
 subdivisions ........................   18,318      707         0     19,025
Mortgage-backed securities and
 collateralized mortgage obligations .   13,965      165        79     14,051
                                      ________________________________________
Total investment securities .......... $ 42,752 $  1,025   $    79    $43,698
                                      ========================================
The amortized cost and estimated fair value of investment securities classified as available-for-sale as of December 31, 1997 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized  Fair
(In thousands)                            Cost      Gains     Losses    Value
US Treasury securities and obligations
 of US government corp and agencies ..  $ 18,003   $ 109   $     5     $18,107
Obligations of states and political
 subdivisions ........................     5,898     198         0       6,096
Corporate obligations.................       500       0        14         486
Mortgage-backed securities and
 collateralized mortgage obligations .    93,729   1,047        29      94,747
                                       _______________________________________
Total debt securities ................   118,130   1,354        48     119,436
Equity securities ....................    16,004   1,107         0      17,111
                                       _______________________________________
Total investment securities ..........  $134,134  $2,461    $   48    $136,547
                                       =======================================
For additional information, see pages 22-23 of the Corporation's 1997 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE D - LOANS

Loans are comprised of the following as of March 31, 1998 and December 31, 1997:

                                                         MARCH 31,   DEC 31,
(In thousands)                                             1998      1997
Commercial, financial and industrial loans ..........   $ 95,357   $ 80,636
Real estate mortgage loans:
  Real estate construction-related ...................     8,890     12,105
  Real estate mortgage loans secured by
    1-4 family residential properties ................   112,855    107,797
  Other real estate ..................................    91,691     80,462
                                                        _____________________
Total real estate mortgage loans .....................   213,436    200,364
Consumer loans:
  Monthly payment ....................................    30,489     30,952
  Other revolving credit .............................     1,527      1,476
                                                        _____________________
Total consumer loans .................................    32,016     32,428
Leasing and other ....................................       171        245
                                                        _____________________
Total loans ..........................................  $340,980   $313,673
                                                        =====================
Changes in the reserve for loan losses for the periods ended March 31, were as follows:

(In thousands)                                             1998       1997
Balance, beginning of year ...........................  $  3,304   $  3,130
Provision for loan losses ............................       239        120
LESS: Loans charged-off ..............................        62         48
Recoveries ...........................................        30         34
                                                        _____________________
Balance, March 31 ....................................  $  3,511   $  3,236
                                                        =====================
As of March 31, 1998, the total recorded investment in impaired loans was $1,367,000. Nonaccrual loans at March 31, 1998 were $459,000 compared to $740,000 at December 31, 1997.

Residential mortgage loans with a book value of $6,609,000 were held for sale at March 31, 1998. The cumulative fair value exceeded the book value of these loans. Loans held for sale are included in total loans. During the first quarter of 1998, the Corporation capitalized $98,000 in mortgage servicing rights and amortized $27,000.

For additional information, see pages 23-24 of the Corporation's 1997 annual report.

NOTE E - COMPREHENSIVE INCOME

Effective beginning with March 31, 1998 interim reports, Financial Accounting Standard No. 130, "Reporting Comprehensive Income," (FAS 130) requires the reporting of comprehensive income. Accordingly, the Consolidated Statements of Comprehensive Income was added to our interim financial statements. The income tax expense or benefit allocated to each component of other comprehensive income for the periods ended March 31, were as follows:

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



NOTE E - COMPREHENSIVE INCOME, continued

(In thousands)                                               1998      1997
Unrealized gains (losses) on securities arising during
  period ...............................................     $98       $-247
Reclassification adjustment for gains included in
  net income ...........................................     -75           0
                                                            __________________
Income taxes (benefits) related to other comprehensive
  income ...............................................     $23       $-247
                                                            ==================
Accumulated other comprehensive income as of March 31, was as follows:

(In thousands)                                               1998      1997
Balance, January 1,.....................................    $1,593     $-481
Current-period change ..................................        43       370
                                                            __________________
Balance, March 31, .....................................    $1,636     $-111
                                                            ==================
All components of accumulated other comprehensive income were as a result of unrealized gains (losses) on investment securities available-for-sale.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The following comparison of actual balances indicates how the Corporation has generated and employed its funds for the three months ending March 31, 1998:
                                        BALANCE                       BALANCE
                                        MARCH 31,  INCREASE            DEC 31,
                                         1998     (DECREASE)    %      1997
FUNDING USES:                                         (In thousands)
Money market investments ............  $  3,341   $ 2,962    781.5%  $    379
Investment securities ...............   170,298    -9,001     -5.0%   179,299
Loans (net) .........................   337,469    27,100      8.7%   310,369
                                       _______________________________________
Total interest-bearing assets .......   511,108    21,061      4.3%   490,047
Noninterest-bearing assets ..........    42,130     7,285     20.9%    34,845
                                       _______________________________________
TOTAL USES ..........................  $553,238   $28,346      5.4%  $524,892
                                       =======================================
FUNDING SOURCES:
Interest-bearing demand deposits ....  $ 46,195   $ 3,436      8.1%  $ 42,759
Savings deposits ....................   123,458    14,870     13.8%   108,588
Time deposits .......................   211,728     2,962      1.4%   208,766
Short-term borrowings ...............    19,586   -11,774    -37.5%    31,360
Long-term borrowings ................    53,503     9,945     22.8%    43,558
                                       _______________________________________
Total interest-bearing liabilities ..   454,470    19,439      4.5%   435,031
Noninterest-bearing demand deposits .    45,527     3,554      8.5%    41,973
Other liabilities ...................     8,509     4,091     92.6%     4,418
Shareholders' equity ................    44,732     1,262      2.9%    43,470
                                       _______________________________________
TOTAL SOURCES .......................  $553,238   $28,346      5.4%  $524,892
                                       =======================================
Total assets increased $28,346,000 since December 31, 1997. Loans grew $27,100,000, or 8.7%, accounting for nearly all the asset growth. Commercial loan demand was strong. Commercial loans grew $14,721,000, including auto dealer floorplan loans which grew $7,707,000. Commercial real estate loans increased $11,229,000. Low interest rates and mild weather fueled demand for residential mortgage loans. Loans secured by residential real estate grew $5,058,000. Consumer loan growth remained flat.

Last year, management increased holdings in investment securities to leverage the Corporation's strong capital base. Maturities and accelerating prepayments from mortgage-backed securities caused investment securities balances to fall $9,001,000. Many of these funds were reinvested in higher yielding loans. During the first quarter, the Corporation made a $2,200,000 equity investment in a low-income housing partnership. The investment will provide historic and low-income housing tax credits beginning as early as the fourth quarter of 1998. The investment is shown as a noninterest-bearing asset.

Deposits funded most of the asset growth during the quarter. Total deposits grew $24,822,000, or 6.2%. Nearly every deposit category increased. The Corporation's Indexed Money Fund, a savings product which pays a money market interest rate, grew $13,979,000. Some of the increase in overall deposits was due to seasonal fluctuations in account balances.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LOAN QUALITY

Impaired loans at March 31, 1998 were $1,367,000 compared to $1,314,000 at December 31, 1997. Nonaccrual loans were $459,000 compared to $740,000 at the end of 1997. Overall loan quality remains very good.

Loan charge-offs were $62,000 in the first quarter. All were consumer loans. Recoveries were $30,000.

RESULTS OF OPERATION

Drovers Bancshares recorded net income of $1,608,000 and $1,390,000 for the three months ended March 31, 1998 and 1997, respectively.

The return on assets (ROA) and return on equity (ROE) for the three months ended March 31, 1998 was 1.21% and 14.67%, respectively. This compares to an ROA and ROE for the same period last year of 1.23% and 14.53%, respectively.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other sources of funds. The following table presents the trends in net interest income:

                                      THREE MONTHS
                                      ENDED MARCH 31,
(In thousands)                  1998      1997  98/97
Interest income ............  $ 9,981   $ 8,429  18.4%
Interest expense ...........    5,291     4,322  22.4%
                              __________________________
Net interest income ........    4,690     4,107  14.2%
Provision for loan losses ..      239       120  99.2%
                              __________________________
Net interest income after
 provision for loan losses .  $ 4,451   $ 3,987  11.6%
                              ==========================
The Corporation's largest category of earning assets consists of loans to businesses and individuals. The majority of earning assets are supported by interest-bearing commercial and consumer deposits and shareholders' equity. Changes in net interest income are determined by variations in the volume and mix of assets and liabilities as well as their sensitivity to interest rate movements.

Net interest income increased $583,000, or 14.2%, compared to the first quarter last year. The net interest margin declined from 3.92% in the first quarter last year to 3.75% this year. An increase in earning assets more than offset the decline in margin. Average earning assets were $507,029,000 and $425,056,000 during the first quarter of 1998 and 1997, respectively. The net interest margin fell each quarter in 1997 as the Corporation leveraged its balance sheet by purchasing investment securities. The fourth quarter 1997 margin was 3.56% and averaged 3.71% for the year. An increase in the mix of higher yielding loans compared to investment securities boosted the margin from the fourth quarter 1997. In addition, the Corporation collected about $100,000 in non-recurring loan service charges during the first quarter.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NET INTEREST INCOME, continued

Strong loan growth caused management to increase the provision for loan losses from $120,000 last year to $239,000 in the first quarter of 1998. Loan quality remains very good. The reserve for loan losses as a percentage of loans was 1.03% at March 31, 1998. This compares to 1.05% at the end of 1997.

NONINTEREST INCOME
                                           THREE MONTHS
                                           ENDED MARCH 31,
(In thousands)                          1998   1997  98/97
Trust income ........................  $ 270   $262    3.1%
Service charges on deposit accounts .    375    305   23.0%
Securities gains ....................    222      1  999.9%
Net gains on residential
 mortgage loan sales ................    247    157   57.3%
Equity in losses of
 real estate ventures................    -37    -13  184.6%
Other ...............................    253    193   31.1%
                                      _______________________
Total ............................... $1,330  $ 905   47.0%
                                      =======================
Noninterest income increased $425,000, or 47.0%, during the first quarter. Securities gains increased $221,000 as the Corporation liquidated a portion of its community bank stock portfolio. The remaining portfolio had a cost basis of $1,056,000 at March 31, 1998 and unrealized gains of $511,000. Low interest rates and a mild winter boosted mortgage activity. Net gains on residential mortgage loan sales were $247,000 in the first quarter, a 57.3% increase over the same period last year. Mortgage loan sales totaled about $14,700,000 in the first quarter. We expect strong mortgage activity to continue in the second quarter.

Service charges on deposit accounts increased $70,000 the first quarter. The Corporation engaged a consulting group in the fourth quarter of 1997. They have now completed their analyses of various products and processes, that sought ways to enhance productivity, reduce expenses and improve non-interest income. The increase in deposit service charges was a direct result of implementing their recommendations.

Other income increased $60,000, or 31.1%. The Corporation implemented a surcharge for non-customers using our ATM machines beginning in the second quarter of 1997. Foreign ATM transaction fees increased $42,000 over the first quarter last year.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST EXPENSE
                                         THREE MONTHS
                                         ENDED MARCH 31,
(In thousands)                     1998    1997   98/97
Salaries and employee benefits .  $2,016  $1,819   10.8%
Occupancy and premises .........     251     181   38.7%
Furniture and equipment ........     295     260   13.5%
Marketing ......................     151     121   24.8%
Net cost of operation
 of other real estate ..........       6      11  -45.5%
Supplies .......................     119      61   95.1%
Other taxes ....................      96      90    6.7%
Other ..........................     763     521   46.4%
                                  ________________________
Total ..........................  $3,697  $3,064   20.7%
                                  ========================
Noninterest expense increased $633,000, or 20.7%, compared to the first quarter of 1997. Two new branch offices, opened in late 1997, added about $150,000 to noninterest expense. Other professional services increased $150,000, mainly due to the consultants discussed above. Nearly all fees related to the engagement have now been recognized. In the first quarter of 1997, the Corporation sold a branch office that had been previously closed resulting in a gain of $50,000 This gain was netted against other expense last year. A decline in tenant occupancy at the 96 South George Street Office Building, owned by the Corporation, increased occupancy and premises expense $43,000 during the first quarter.

Enhancing productivity was a focal point of the recent consulting engagement Full-time equivalent (FTE's) staffing levels were 210 at March 31, 1998 compared to 209 at the end of 1997 and 205 a year ago. We have had some success in increasing productivity, especially in the branch offices.
One full service branch office was recently reduced to drive-up operations only.

TAXATION

The Corporation recognized a provision for income taxes of $476,000 for the three months ending March 31, 1997. The average tax rate, applicable income taxes divided by income before taxes, was 22.8%. This compares to an average tax rate of 23.3% for all of 1997. The Corporation manages its tax rate through the purchase of tax exempt investment securities and investments in low-income housing partnerships that provide historic and low-income tax credits.

MARKET RISK

The Corporation's primary market risk is the risk of changes in net interest income caused by changes in interest rates. Management monitors ongoing interest rate risk through monthly "gap" reports and quarterly computer simulations of net interest income. Measurements continue to indicate the Corporation is asset sensitive but well within the tolerance limits established by Management.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


FUTURE OUTLOOK

The Corporation recently applied for listing on the Nasdaq National Market. The Nasdaq trading symbol, DROV, has been reserved for us pending approval.
If approved, we will likely begin trading on Nasdaq sometime during the second quarter. Listing on Nasdaq should make it easier for shareholders to buy and sell our common stock. Prices listed in the newspaper will also more accurately reflect prices from recent trades.

In March 1998, the Corporation invested in its third low-income housing partnership. The partnership will renovate two buildings in Red Lion, Pennsylvania into fifty one-, two- and three-bedroom apartments for low-income families. Construction begins in May and should conclude by yearend. In addition to helping provide much needed quality, affordable housing, the Corporation will receive substantial tax credits beginning as soon as this year. When the apartments open, the Corporation expects to immediately receive about $525,000 in historic tax credits. This will result in a direct reduction in applicable income taxes and an increase in net income. The impact of these tax credits has not been reflected in the Corporation's financial statements.

Construction of a new branch office in Hellam, Pennsylvania will begin in May. The branch office is expected to open in October 1998. The Corporation continues to negotiate a land purchase near Dillsburg, Pennsylvania. If successful, we plan to open a branch on that site in 1999.

Drovers Bancshares Corporation and Subsidiaries
PART II  OTHER INFORMATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DROVERS BANCSHARES CORPORATION




                                   /s/ A. Richard Pugh
                                   A. Richard Pugh, Chairman, President and
                                   Chief Executive Officer




                                   /s/ Debra A. Goodling
                                   Debra A. Goodling, Executive Vice President
                                     and Treasurer
                                   Principal Financial Officer




                                   /s/ John D. Blecher
                                   John D. Blecher, Vice President and
                                     Assistant Treasurer
                                   Principal Accounting Officer


                                   Date:  May 1, 1998