Form 10-Q
period 1998-06-30
DROVERS BANCSHARES CORP
filed 1998-08-11
CIK 703109

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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



               Class                      Outstanding at June 30, 1998
           Common Stock                         4,456,547 Shares

Drovers Bancshares Corporation and Subsidiaries
CONTENTS
PART I  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

  Consolidated Statements of Condition .....................................  3
   June 30, 1998 and December 31, 1997

  Consolidated Statements of Income ........................................  4
   Three Months Ended June 30, 1998 and 1997
   Six Months Ended June 30, 1998 and 1997

  Consolidated Statements of Comprehensive Income ..........................  5
   Three Months Ended June 30, 1998 and 1997
   Six Months Ended June 30, 1998 and 1997

  Consolidated Statements of Cash Flows ....................................  6
   Six Months Ended June 30, 1998 and 1997

  Notes to Consolidated Financial Statements ...............................  7

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS .............................. 11

PART II  OTHER INFORMATION
 SIGNATURES ................................................................ 16

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CONDITION
(In thousands)

                                                             JUNE 30,  DEC 31,
ASSETS                                                         1998      1997
Cash and due from banks ..................................  $ 16,730   $ 14,549
Money market investments .................................     1,296        379
Investment securities (fair value $167,125 and $180,245)..   166,249    179,299

Loans (net of unearned income of $3,404 and $3,320) ......   355,381    313,673
Reserve for loan losses ..................................     3,665      3,304
Net loans ................................................   351,716    310,369

Bank premises and equipment ..............................    14,480     13,864
Other assets .............................................     8,712      6,432
TOTAL ASSETS .............................................  $559,183   $524,892

LIABILITIES
Deposits:
Noninterest-bearing ......................................  $ 41,046   $ 41,973
Interest-bearing .........................................   384,638    360,113
Total deposits ...........................................   425,684    402,086
Federal funds purchased and securities sold under
 agreements to repurchase ................................    38,699     31,360
Other borrowings .........................................    40,446     43,558
Other liabilities ........................................     8,558      4,418
TOTAL LIABILITIES ........................................   513,387    481,422

SHAREHOLDERS' EQUITY
Common stock($3.33 par value), 10,000,000 shares
  authorized; issued and outstanding-4,456,547 shares in
  1998 and 2,961,127 shares in 1997 ......................    14,840     14,806
Additional paid-in capital ...............................    18,790     18,664
Retained earnings ........................................    10,683      8,407
Accumulated other comprehensive income ...................     1,483      1,593
TOTAL SHAREHOLDERS' EQUITY ...............................    45,796     43,470
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............  $559,183   $524,892


See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)      THREE MONTHS          SIX MONTHS
                                          ENDED JUNE 30,       ENDED JUNE 30,
                                           1998     1997       1998      1997
INTEREST INCOME
Interest and fees on loans .............  $7,531   $6,253   $14,700   $12,354
Interest on deposits with banks ........      27        7        32        11
Interest and dividends on
 investment securities .................   2,604    2,617     5,410     4,941
Total interest income ..................  10,162    8,877    20,142    17,306
INTEREST EXPENSE
Interest on deposits ...................   4,308    3,795     8,503     7,333
Federal funds purchased and securities
 sold under agreements to repurchase ...     425      389       790       707
Interest on borrowed funds .............     694      512     1,425       978
Total interest expense .................   5,427    4,696    10,718     9,018
Net interest income ....................   4,735    4,181     9,424     8,288
Provision for loan losses ..............     229       66       468       186
Net interest income after
 provision for loan losses .............   4,506    4,115     8,956     8,102
OTHER INCOME
Trust income ...........................     317      282       588       544
Service charges on deposit accounts ....     417      320       792       625
Securities gains .......................       9      101       231       102
Net gains on residential
 mortgage loan sales ...................     337       73       584       230
Equity in losses of real estate ventures     -18      -28       -55       -41
Other ..................................     325      263       578       456
Total other income .....................   1,387    1,011     2,718     1,916
OTHER EXPENSES
Salaries and employee benefits .........   1,996    1,850     4,013     3,669
Occupancy and premises .................     295      212       545       393
Furniture and equipment ................     300      271       595       531
Marketing ..............................     151      120       302       241
Net (gain) cost of operation
 of other real estate ..................      12       62        18        73
Supplies ...............................     124      113       243       174
Other taxes ............................      97       88       193       178
Other...................................     738      597     1,501     1,118
Total other expenses ...................   3,713    3,313     7,410     6,377
Income before income taxes .............   2,180    1,813     4,264     3,641
Applicable income taxes ................     540      403     1,016       841
NET INCOME ............................. $ 1,640  $ 1,410   $ 3,248   $ 2,800
PER SHARE DATA
Net income .............................  $ 0.37   $ 0.32   $  0.73   $  0.63
Net income, assuming dilution ..........  $ 0.36   $ 0.32   $  0.72   $  0.63
Dividends ..............................  $ 0.12   $ 0.10   $  0.22   $  0.19
See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)                               THREE MONTHS         SIX MONTHS
                                            ENDED JUNE 30,      ENDED JUNE 30,
                                             1998     1997     1998     1997
Net income ..............................  $ 1,640  $ 1,410  $ 3,248  $ 2,800
Other comprehensive income:
Unrealized gains (losses) on securities
  arising during period .................     -223    1,063       65      336
Reclassification adjustment for gains
  Included in net income ................       -9     -101     -231     -102
Other comprehensive income (loss) before
  tax ...................................     -232      962     -166      234
Income taxes (benefits) related to other
  Comprehensive income  .................      -79      327      -56       80
Other comprehensive income (loss) .......     -153      635     -110      154
COMPREHENSIVE INCOME  ...................  $ 1,487  $ 2,045  $ 3,138  $ 2,954

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                                   SIX MONTHS
                                                               ENDED JUNE 30,
                                                              1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................      $  3,248   $  2,800
Adjustments to reconcile net income to net cash
 from operating activities:
Depreciation ........................................           741        650
Net amortization of investment security premiums ....           169        -89
Provision for loan losses ...........................           468        186
Provision for losses on other real estate owned .....             0         54
Gain on sale of securities held-to-maturity .........             0         -1
Gain on sale of securities available-for-sale .......          -231       -102
Loans originated for sale ...........................       -33,628    -13,140
Proceeds from sales of loans ........................        35,041     13,518
Gain on sale of loans ...............................          -583       -230
Other (gains) losses ................................             1        -42
Net deferred loan fees ..............................          -657       -287
Equity in loss of real estate venture................            55         41
Increase in interest/dividends receivable ...........           -28       -447
Increase in interest payable ........................           717        705
Other ...............................................         1,721        186
Net cash provided by operating activities ...........         7,034      3,802
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of securities
 held-to-maturity ...................................         3,540      3,146
Proceeds from sales and maturities of securities
 available-for-sale .................................        22,264     14,317
Purchases of securities held-to-maturity ............             0     -9,827
Purchases of securities available-for-sale ..........       -12,859    -40,529
Increase in net loans ...............................       -41,909     -9,499
Capital expenditures ................................        -1,265       -522
Proceeds from sale of fixed assets ..................             2         75
Purchase of investment in real estate venture .......          -847          9
Proceeds from sale of other real estate .............           134         99
Net cash used in investing activities ...............       -30,940    -42,731
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits
 and savings accounts ...............................        16,634     18,534
Net increase in certificates of deposit .............         6,953     12,803
Net increase in federal funds purchased
 and repurchase agreements ..........................         7,339      4,354
Net increase (decrease) in other borrowings .........        -3,092      4,916
Payments made for capital leases ....................           -19        -17
Dividends paid ......................................          -978       -843
Proceeds from issuance of common stock ..............           167          0
Net cash provided by financing activities ...........        27,004     39,747
NET INCREASE IN CASH & CASH EQUIVALENTS .............         3,098        818
CASH & CASH EQUIVALENTS AT JANUARY 1, ...............        14,928     17,783
CASH & CASH EQUIVALENTS AT JUNE 30, .................      $ 18,026   $ 18,601
See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (including normal recurring accruals) considered necessary to present fairly Drovers Bancshares' financial position as of June 30, 1998 and December 31, 1997. Operating results and changes in cash flows for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Annual Report for the year ended December 31, 1997.

NOTE B - CALCULATION OF EARNINGS PER SHARE

On May 29, 1998, the Corporation issued a 3-for-2 stock split. Par value was adjusted from $5.00 per share to $3.33 per share. Net income per share is computed based on the weighted average number of shares outstanding each period, giving retroactive effect to the 3-for-2 stock split issued in 1998, a 5% stock dividend issued in 1997 and a 25% stock dividend issued in 1996. Earnings per common share, assuming dilution gives effect to all dilutive potential common shares during each period.

NOTE C - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities classified as held-to-maturity as of June 30, 1998 are as follows:

                                                     Gross      Gross
                                        Amortized Unrealized Unrealized    Fair
(In thousands)                             Cost      Gains      Losses    Value
US Treasury securities and obligations
 of US government corp and agencies ... $10,472 $ 148 $ 0 $10,620 Obligations of states and political
 subdivisions .........................     17,520       633         0   18,153
Mortgage-backed securities and
 collateralized mortgage obligations ..     11,207       148        53   11,302
Total investment securities ...........    $39,199  $    929  $     53  $40,075

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C - INVESTMENT SECURITIES, continued

The amortized cost and estimated fair value of investment securities classified as available-for-sale as of June 30, 1998 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains      Losses     Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 9,999 $ 76 $ 1 $ 10,074 Obligations of states and political
 Subdivisions ........................     5,395       185         0      5,580
Corporate obligations ................       500         0        17        483
Mortgage-backed securities and
 Collateralized mortgage obligations .    91,884     1,074        40     92,918
Total debt securities ................   107,778     1,335        58    109,055
Equity securities ....................    17,024       976         5     17,995
Total investment securities .......... $ 124,802  $  2,311   $    63  $ 127,050

The amortized cost and estimated fair value of investment securities classified as held-to-maturity as of December 31, 1997 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains     Losses      Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 10,469 $ 153 $ 0 $ 10,622 Obligations of states and political
 subdivisions ........................    18,318       707         0     19,025
Mortgage-backed securities and
 collateralized mortgage obligations .    13,965       165        79     14,051
Total investment securities ..........  $ 42,752  $  1,025   $    79   $ 43,698

The amortized cost and estimated fair value of investment securities classified as available-for-sale as of December 31, 1997 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains     Losses      Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 18,003 $ 109 $ 5 $ 18,107 Obligations of states and political
 subdivisions ........................     5,898       198         0      6,096
Corporate obligations.................       500         0        14        486
Mortgage-backed securities and
 collateralized mortgage obligations .    93,729     1,047        29     94,747
Total debt securities ................   118,130     1,354        48    119,436
Equity securities ....................    16,004     1,107         0     17,111
Total investment securities ..........  $134,134  $  2,461   $    48   $136,547

For additional information, see pages 22-23 of the Corporation's 1997 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE D - LOANS

Loans are comprised of the following as of June 30, 1998 and December 31, 1997:

                                                           JUNE 30,   DEC 31,
(In thousands)                                               1998      1997
Commercial, financial and industrial loans .............   $104,990  $ 80,636
Real estate mortgage loans:
  Real estate construction-related .....................     11,942    12,105
  Real estate mortgage loans secured by
     1-4 family residential properties .................    111,222   107,797
  Other real estate ....................................     94,607    80,462
Total real estate mortgage loans .......................    217,771   200,364
Consumer loans:
  Monthly payment ......................................     31,086    30,952
  Other revolving credit ...............................      1,451     1,476
Total consumer loans ...................................     32,537    32,428
Leasing and other ......................................         83       245
Total loans ............................................   $355,381  $313,673

Changes in the reserve for loan losses for the periods ended June 30, were as follows:

(In thousands)                                               1998       1997
Balance, beginning of year .............................  $  3,304   $  3,130
Provision for loan losses ..............................       468        186
LESS: Loans charged-off ................................       165        136
Recoveries .............................................        58         80
Balance, June 30 .......................................  $  3,665   $  3,260

As of June 30, 1998, the total recorded investment in impaired loans was $1,232,000. Nonaccrual loans at June 30, 1998 were $695,000 compared to $740,000 at December 31, 1997.

Residential mortgage loans with a book value of $3,312,000 were held for sale at June 30, 1998. The cumulative fair value exceeded the book value of these loans. Loans held for sale are included in total loans. During the first six months of 1998, the Corporation capitalized $222,000 in mortgage servicing rights and amortized $69,000.

For additional information, see pages 23-24 of the Corporation's 1997 annual report.

NOTE E - COMPREHENSIVE INCOME

Effective beginning with March 31, 1998 interim reports, Financial Accounting Standard No. 130, "Reporting Comprehensive Income," (FAS 130) requires the reporting of comprehensive income. Accordingly, the Consolidated Statements of Comprehensive Income was added to our interim financial statements. The income tax expense or benefit allocated to each component of other comprehensive income for the periods ended June 30, were as follows:

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE E - COMPREHENSIVE INCOME, continued
(In thousands)                                THREE MONTHS        SIX MONTHS
                                              ENDED JUNE 30,    ENDED JUNE 30,
                                              1998     1997      1998      1997
Unrealized gains (losses) on securities
  arising during period ...................   $ -76  $ 361      $  22    $ 114
Reclassification adjustment for gains
  included in net income ..................      -3    -34        -78      -34
Income taxes (benefits) related to other
  Comprehensive income ....................   $ -79  $ 327      $ -56    $  80

Accumulated other comprehensive income as of June 30, was as follows:
(in thousands)                                                1998      1997

Balance, January 1, ......................................  $ 1,593    $   370
Current-period change ....................................     -110        154
Balance, June 30, ........................................  $ 1,483    $   524

All components of accumulated other comprehensive income were as a result of unrealized gains (losses) on investment securities available-for-sale.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The following comparison of actual balances indicates how the Corporation has generated and employed its funds for the six months ending June 30, 1998:
                                        BALANCE                       BALANCE
                                        JUNE 30,  INCREASE            DEC 31,
(In thousands)                           1998    (DECREASE)     %      1997
FUNDING USES:
Money market investments ...........   $  1,296   $    917    242.0%  $    379
Investment securities ..............    166,249    -13,050     -7.3%   179,299
Loans (net) ........................    351,716     41,347     13.3%   310,369
Total interest-bearing assets ......    519,261     29,214      6.0%   490,047
Noninterest-bearing assets .........     39,922      5,077     14.6%    34,845
TOTAL USES .........................   $559,183   $ 34,291      6.5%  $524,892
FUNDING SOURCES:
Interest-bearing demand deposits ....   $ 47,026  $  4,267     10.0%  $ 42,759
Savings deposits ....................    120,064    11,476     10.6%   108,588
Time deposits .......................    217,548     8,782      4.2%   208,766
Short-term borrowings ...............     38,699     7,339     23.4%    31,360
Long-term borrowings ................     40,446    -3,112     -7.1%    43,558
Total interest-bearing liabilities ..    463,783    28,752      6.6%   435,031
Noninterest-bearing demand deposits .     41,046      -927     -2.2%    41,973
Other liabilities ...................      8,558     4,140     93.7%     4,418
Shareholders' equity ................     45,796     2,326      5.4%    43,470
TOTAL SOURCES .......................   $559,183  $ 34,291      6.5%  $524,892

Total assets increased $34,291,000, or 6.5% since December 31, 1997. Loans grew $41,347,000 while investments securities declined $13,050,000. Commercial loan demand remained strong in the second quarter. Commercial loans and other real estate loans have grown $24,354,000 and $14,145,000, respectively, since the end of 1997. Low interest rates and a strong economy continued to fuel demand for residential mortgages. Loans secured by 1-4 family residential properties increased $3,425,000 in the last six months.

Last year, management increased holdings in investment securities to leverage the Corporation's strong capital base. Maturities and accelerating prepayments from mortgage-backed securities caused investment securities holdings to fall $13,050,000 since the end of 1997. These holdings were reinvested into higher yielding loans. During the first quarter, the Corporation invested $2,200,000 in a low-income housing partnership. The investment will provide historic and low-income tax credits beginning as early as the fourth quarter of 1998. The investment is shown as a noninterest-bearing asset.

Deposits continued to fund most of the asset growth. Deposits have grown $23,598,000, or 5.9%, in the last six months. The Corporation's Indexed Money Fund, a savings product that pays a money market interest rate, grew $10,287,000. Certificates of deposits grew $6,952,000.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LOAN QUALITY

Impaired loans at June 30, 1998 were $1,232,000 compared to $1,314,000 at December 31, 1997. Nonaccrual loans at June 30, 1998 were $695,000 compared to $740,000 at December 31, 1997. Overall loan quality remains very good.

Loan charge-offs and recoveries for the first half of 1998 were $165,000 and $58,000, respectively. Second quarter net charge-offs were $75,000.

RESULTS OF OPERATION

Drovers Bancshares recorded net income of $3,248,000 and $2,800,000 for the six months ended June 30, 1998 and 1997, respectively.

The return on assets (ROA) and return on equity (ROE) for the six months ended June 30, 1998 were 1.20% and 14.51%, respectively. This compares to an ROA and ROE for the same period last year of 1.20% and 14.47%, respectively. Net income for the quarter was $1,640,000 compared to $1,410,000 for the second quarter last year and $1,608,000 for the first quarter of 1998. The ROA and ROE for the second quarter of 1998 were 1.19% and 14.35%, respectively.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other sources of funds. The following table presents the trends in net interest income:

                                  THREE MONTHS              SIX MONTHS
                                 ENDED JUNE 30,           ENDED JUNE 30,
(In thousands)                 1998      1997   98/97    1998      1997   98/97
Interest income ............ $10,162   $ 8,877   14.5%  $20,142  $17,306   16.4%
Interest expense ...........   5,427     4,696   15.6%   10,718    9,018   18.9%
Net interest income ........   4,735     4,181   13.3%    9,424    8,288   13.7%
Provision for loan losses ..     229        66  247.0%      468      186  151.6%
Net interest income after
 provision for loan losses . $ 4,506   $ 4,115    9.5%  $ 8,956  $ 8,102   10.5%

The corporation's largest category of earning assets consists of loans to businesses and individuals. The majority of earning assets are supported by commercial and consumer deposits and shareholders' equity. Changes in net interest income are determined by variations in the volume and mix of assets and liabilities as well as their sensitivity to interest rate movements.

Net interest income increased $554,000 in the second quarter and $1,136,000 during the first six months of 1998. An increase in earning assets more than offset a decline in the net interest margin. Average earning assets increased 17.7% to $513,556,000 for the first half of 1998 compared to $436,440,000 for the same period last year. The margin for the first six months was 3.70% compared to 3.83% for the first half of 1997 and 3.71% for all of last year. The strong

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET INTEREST INCOME, continued

loan demand has increased loans as a percentage of earning assets. This change in mix of higher yielding loans compared to investment securities has caused the margin to increase. The margin in the fourth quarter of 1997 was 3.56% compared to 3.75% in the first quarter of 1998 and 3.65% in the second. In addition, the Corporation collected about $100,000 in non-recurring loan service charges during the first quarter of 1998.

The provision for loan losses was $229,000 for the quarter and $468,000 for the first half of 1998. This compares to a second quarter provision last year of $66,000 and a provision of $186,000 for the first six months. The increase in the provision for loan losses is directly related to the increase in loan balances. Net loans have increased $62,373,000, or 17.7%, during the last twelve months. The loan loss provision as a percentage of loans was 1.03% at June 30, 1998 compared to 1.05% at the end of 1997.

NONINTEREST INCOME
                                    THREE MONTHS                SIX MONTHS
                                   ENDED JUNE 30,            ENDED JUNE 30,
(In thousands)                       1998   1997   98/97    1998    1997   98/97
Trust income ...................... $ 317   $282   12.4%  $  588  $  544    8.1%
Service charges on deposit accounts   417    320   30.3%     792     625   26.7%
Securities gains ..................     9    101  -91.1%     231     102  126.5%
Net gains on residential
 mortgage loan sales ..............   337     73  361.6%     584     230  153.9%
Equity in losses of real
 estate venture ...................   -18    -28  -35.7%     -55     -41   34.1%
Other .............................   325    263   23.6%     578     456   26.8%
Total .............................$1,387 $1,011   37.2%  $2,718  $1,916   41.9%

Noninterest income increased $376,000 for the second quarter and $802,000 for the six months ended June 30, 1998. Low interest rates, a strong economy and a mild winter have driven mortgage loan sale gains to record levels. Mortgage loan sale gains increased $264,000 for the second quarter and $354,000 year-to-date. Mortgage loan sales totaled $14,700,000 and $20,400,000 in the first and second quarter, respectively. Gains from the sale of investment securities increased $129,000 over the first half of 1997. In the first quarter of 1998, the Corporation liquidated a portion of its community bank stock portfolio accounting for most of the gains this year. In 1997, the Corporation restructured a portion of its investment portfolio accounting for the $102,000 gain in the second quarter.

Service charges on deposit accounts increased $97,000 the second quarter and $167,000 for the first half of 1998. The Corporation engaged a consulting group in the fourth quarter of 1997. They have now completed their analyses of various products and processes, that sought ways to enhance productivity by reducing expenses and improving non-interest income. Most of the increase in deposit service charges was a direct result of implementing their recommendations.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST INCOME, continued

Other income increased $122,000 for the first half of 1998. The Corporation implemented a surcharge for non-customers using our ATM machines beginning in the second quarter of 1997. Foreign ATM transaction fees increased $49,000 over the first six months of last year.

NONINTEREST EXPENSE
                                       THREE MONTHS                SIX MONTHS
                                    ENDED JUNE 30,              ENDED JUNE 30,
(In thousands)                      1998    1997   98/97    1998    1997   98/97
Salaries and employee benefits .  $1,996  $1,850    7.9%  $4,013  $3,669    9.4%
Occupancy and premises .........     295     212   39.2%     545     393   38.7%
Furniture and equipment ........     300     271   10.7%     595     531   12.1%
Marketing expense ..............     151     120   25.8%     302     241   25.3%
Net cost of operation
 of other real estate ..........      12      62  -80.6%      18      73  -75.3%
Supplies .......................     124     113    9.7%     243     174   39.7%
Other taxes ....................      97      88   10.2%     193     178    8.4%
Other...........................     738     597   23.6%   1,501   1,118   34.3%
Total ..........................  $3,713  $3,313   12.1%  $7,410  $6,377   16.2%

Noninterest expenses increased $400,000 for the second quarter and $1,033,000 so far this year. Two new branch offices, opened late in 1997, added $180,000 to second quarter noninterest expenses and $330,000 for the first six months of 1998. Other professional services increased $186,000 year-to-date, mainly due to the consultants discussed above. All fees related to the engagement have now been recognized. In the first quarter of 1997, the Corporation sold a branch office that had been previously closed resulting in a gain of $50,000. This gain was netted against other expense. A decline in tenant occupancy at the 96 South George Street Office Building, owned by the Corporation, increased occupancy and premises expense $61,000 during the first six months of 1998. On June 2, 1998, the Corporation began trading on the Nasdaq National Market. Expenses related to joining the stock exchange totaled $49,000 and were recognized in the second quarter.

Enhancing productivity was a focal point of the recent consulting engagement. Full-time equivalent (FTE's) staffing levels were 205 at June 30, 1998 compared to 209 at the end of 1997 and 208 a year ago. We have had some success in increasing productivity, especially in the branch offices.
One full service branch office was recently reduced to drive-up operations only.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

TAXATION

The Corporation recognized a provision for income taxes of $1,016,000 for the six months ending June 30, 1998. The average tax rate, applicable income taxes divided by income before taxes, was 23.8%. This compares to an average tax rate of 23.3% for all of 1997. The Corporation manages its tax rate through the purchase of tax-exempt investment securities and investments in low-income housing partnerships that provide historic and low-income tax credits.

MARKET RISK

The Corporation's primary market risk is the risk of changes in net interest income caused by changes in interest rates. Management monitors ongoing interest rate risk through monthly "gap" reports and quarterly computer simulations of net interest income. Measurements indicate the Corporation is slightly asset sensitive and well within the tolerance limits established by Management.

VOTING RESULTS

Shareholders' voted on the election of four directors at this year's Annual Meeting held May 22, 1998. The directors serve a four-year term expiring 2001. The voting results were as follows:

                                         For     Against/Withheld
Harlowe R. Prindle (Director) .....    2,664,768            9,056
Basil A. Shorb III (Director) .....    2,666,764            7,060
Delaine A. Toerper (Director) .....    2,667,318            6,506
James S. Wisotzkey (Director)......    2,666,628            7,196

FUTURE OUTLOOK

In March 1998, the Corporation invested in its third low-income housing partnership. The partnership will renovate two buildings in Red Lion, Pennsylvania into fifty one-, two- and three-bedroom apartments for low-income families. Construction begins in May and should conclude by yearend. In addition to helping provide quality, affordable housing, the Corporation will receive substantial tax credits beginning as soon as this year. When the apartments open, the Corporation expects to immediately receive about $525,000 in historic tax credits. This will result in a direct reduction in applicable income taxes and an increase in net income. The impact of these tax credits has not been reflected in the Corporation's financial statements.

Construction of a new branch office in Hellam, Pennsylvania will begin in August. The branch office is expected to open by the end of 1998. The Corporation has signed a contract to purchase land near Dillsburg, Pennsylvania. Construction of a new branch office will begin later this year and open in 1999.

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


                                   Date:  August 10, 1998