Form 10-Q
period 1998-09-30
DROVERS BANCSHARES CORP
filed 1998-11-13
CIK 703109

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998

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



               Class                      Outstanding at September 30, 1998
           Common Stock                         4,467,286 Shares

Drovers Bancshares Corporation and Subsidiaries
CONTENTS
PART I  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

  Consolidated Statements of Condition .....................................  3
   September 30, 1998 and December 31, 1997

  Consolidated Statements of Income ........................................  4
   Three Months Ended September 30, 1998 and 1997
   Nine Months Ended September 30, 1998 and 1997

  Consolidated Statements of Comprehensive Income ..........................  5
   Three Months Ended September 30, 1998 and 1997
   Nine Months Ended September 30, 1998 and 1997

  Consolidated Statements of Cash Flows ....................................  6
   Nine Months Ended September 30, 1998 and 1997

  Notes to Consolidated Financial Statements ...............................  7

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS .............................. 11

PART II  OTHER INFORMATION
 SIGNATURES ................................................................ 18

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CONDITION
(In thousands)

                                                             SEPT 30,  DEC 31,
ASSETS                                                         1998      1997
Cash and due from banks ..................................  $ 15,079   $ 14,549
Money market investments .................................       426        379
Investment securities (fair value $164,791 and $180,245)..   163,744    179,299

Loans (net of unearned income of $3,310 and $3,320) ......   375,971    313,673
Reserve for loan losses ..................................     3,848      3,304
Net loans ................................................   372,123    310,369

Bank premises and equipment ..............................    14,493     13,864
Other assets .............................................     8,949      6,432
TOTAL ASSETS .............................................  $574,814   $524,892

LIABILITIES
Deposits:
Noninterest-bearing ......................................  $ 39,401   $ 41,973
Interest-bearing .........................................   392,030    360,113
Total deposits ...........................................   431,431    402,086
Federal funds purchased and securities sold under
 agreements to repurchase ................................    30,554     31,360
Other borrowings .........................................    58,389     43,558
Other liabilities ........................................     7,083      4,418
TOTAL LIABILITIES ........................................   527,457    481,422

SHAREHOLDERS' EQUITY
Common stock($3.33 par value), 10,000,000 shares
  authorized; issued and outstanding-4,467,286 shares in
  1998 and 2,961,127 shares in 1997 ......................    14,877     14,806
Additional paid-in capital ...............................    18,834     18,664
Retained earnings ........................................    11,837      8,407
Accumulated other comprehensive income ...................     1,809      1,593
TOTAL SHAREHOLDERS' EQUITY ...............................    47,357     43,470
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............  $574,814   $524,892


See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)          THREE MONTHS          NINE MONTHS
                                              ENDED SEPT 30,      ENDED SEPT 30,
                                              1998     1997      1998      1997
INTEREST INCOME
Interest and fees on loans ................  $7,859   $6,434   $22,560   $18,788
Interest on deposits with banks ...........       4       34        36        45
Interest and dividends on
 Investment securities ....................   2,557    2,802     7,968     7,743
Total interest income .....................  10,420    9,270    30,564    26,576
INTEREST EXPENSE
Interest on deposits ......................   4,470    4,148    12,973    11,481
Federal funds purchased and securities
 sold under agreements to repurchase ......     426      224     1,217       931
Interest on borrowed funds ................     636      597     2,061     1,575
Total interest expense ....................   5,532    4,969    16,251    13,987
Net interest income .......................   4,888    4,301    14,313    12,589
Provision for loan losses .................     179      120       647       306
Net interest income after
 provision for loan losses ................   4,709    4,181    13,666    12,283
OTHER INCOME
Trust income ..............................     342      290       930       834
Service charges on deposit accounts .......     427      333     1,220       958
Securities gains ..........................      31        3       262       105
Net gains on loan sales ...................     213      144       796       374
Equity in losses of real estate ventures ..     -20      -29       -75       -70
Other .....................................     296      239       874       695
Total other income ........................   1,289      980     4,007     2,896
OTHER EXPENSES
Salaries and employee benefits ............   1,941    1,869     5,954     5,538
Occupancy and premises ....................     292      239       837       632
Furniture and equipment ...................     407      277     1,002       808
Marketing .................................     192      119       495       360
Net (gain) cost of operation
 of other real estate .....................      -8      -12        10        61
Supplies ..................................     134      115       376       289
Other taxes ...............................      91       90       285       268
Other......................................     735      545     2,236     1,663
Total other expenses ......................   3,784    3,242    11,195     9,619
Income before income taxes ................   2,214    1,919     6,478     5,560
Applicable income taxes ...................     524      465     1,540     1,306
NET INCOME ................................ $ 1,690  $ 1,454   $ 4,938   $ 4,254
PER SHARE DATA
Net income ................................  $ 0.38   $ 0.33   $  1.11   $  0.96
Net income, assuming dilution .............  $ 0.37   $ 0.33   $  1.09   $  0.95
Dividends .................................  $ 0.12   $ 0.10   $  0.34   $  0.29
See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)                                 THREE MONTHS          NINE MONTHS
                                              ENDED SEPT 30,      ENDED SEPT 30,
                                              1998     1997      1998      1997
Net income ................................  $ 1,690  $ 1,454  $ 4,938  $ 4,254
Other comprehensive income:
Unrealized gains (losses) on securities
  arising during period ...................      525      943      590    1,279
Reclassification adjustment for gains
  included in net income ..................      -31       -3     -262     -105
Other comprehensive income (loss) before
  tax .....................................      494      940      328    1,174
Income taxes (benefits) related to other
  comprehensive income ....................      168      319      112      399
Other comprehensive income (loss) .........      326      621      216      775
COMPREHENSIVE INCOME ......................  $ 2,016  $ 2,075  $ 5,154  $ 5,029

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                              NINE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                          1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................   $  4,938   $  4,254
Adjustments to reconcile net income to net cash
 from operating activities:
Depreciation and amortization .......................      1,144        985
Net amortization of investment security premiums ....        257       -151
Provision for loan losses ...........................        647        306
Provision for losses on other real estate owned .....          0          0
Gain on sale of securities held-to-maturity .........          0         -1
Gain on sale of securities available-for-sale .......       -262       -104
Loans originated for sale ...........................    -52,244    -21,577
Proceeds from sales of loans ........................     52,712     22,238
Gain on sale of loans ...............................       -796       -374
Other (gains) losses ................................        -13         -5
Net deferred loan fees ..............................        -76       -466
Equity in loss of real estate venture................         75         69
Increase in interest/dividends receivable ...........       -110       -608
Increase (decrease) in interest payable .............        454        772
Other ...............................................        759        695
Net cash provided by operating activities ...........      7,485      6,033
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of securities
 held-to-maturity ...................................      6,925      4,483
Proceeds from sales and maturities of securities
 available-for-sale .................................     30,085     22,904
Purchases of securities held-to-maturity ............          0    -19,590
Purchases of securities available-for-sale ..........    -21,124    -56,834
Increase in net loans ...............................    -62,469    -18,843
Capital expenditures ................................     -1,627       -774
Proceeds from sale of fixed assets ..................          2         75
Purchase of investment in real estate venture .......     -1,076         14
Proceeds from sale of other real estate .............        252        787
Net cash used in investing activities ...............    -49,032    -67,778
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits
 and savings accounts ...............................     14,973     17,437
Net increase in certificates of deposit .............     14,392     34,628
Net increase (decrease) in federal funds purchased
 and repurchase agreements ..........................       -806     -3,601
Net increase in other borrowings ....................     14,861     20,254
Payments made for capital leases ....................        -30        -26
Dividends paid ......................................     -1,514     -1,264
Proceeds from issuance of common stock ..............        248          9
Net cash provided by financing activities ...........     42,124     67,437
NET INCREASE IN CASH & CASH EQUIVALENTS .............        577      5,692
CASH & CASH EQUIVALENTS AT JANUARY 1, ...............     14,928     17,783
CASH & CASH EQUIVALENTS AT SEPT 30, .................   $ 15,505   $ 23,475
See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (including normal recurring accruals) considered necessary to present fairly Drovers Bancshares' financial position as of September 30, 1998 and December 31, 1997. Operating results and changes in cash flows for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Annual Report for the year ended December 31, 1997.

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

NOTE C - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities classified as held-to-maturity as of September 30, 1998 are as follows:

                                                     Gross      Gross
                                        Amortized Unrealized Unrealized    Fair
(In thousands)                             Cost      Gains      Losses     Value
US Treasury securities and obligations
 of US government corp and agencies ...   $ 8,474  $    194  $      0  $ 8,668
Obligations of states and political
 Subdivisions .........................    17,283       763         0   18,046
Mortgage-backed securities and
 Collateralized mortgage obligations ..    10,063       122        32   10,153
Total investment securities ...........   $35,820  $  1,079  $     32  $36,867

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C - INVESTMENT SECURITIES, continued

The amortized cost and estimated fair value of investment securities classified as available-for-sale as of September 30, 1998 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains      Losses     Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 9,001 $ 142 $ 0 $ 9,143 Obligations of states and political
 Subdivisions ........................     5,620       265         0      5,885
Corporate obligations ................     2,750        34        60      2,724
Mortgage-backed securities and
 Collateralized mortgage obligations .    89,992     1,418        24     91,386
Total debt securities ................   107,363     1,859        84    109,138
Equity securities ....................    17,822     1,005        41     18,786
Total investment securities .......... $ 125,185  $  2,864   $   125  $ 127,924

The amortized cost and estimated fair value of investment securities classified as held-to-maturity as of December 31, 1997 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains     Losses      Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 10,469 $ 153 $ 0 $ 10,622 Obligations of states and political
 subdivisions ........................    18,318       707         0     19,025
Mortgage-backed securities and
 collateralized mortgage obligations .    13,965       165        79     14,051
Total investment securities ..........  $ 42,752  $  1,025   $    79   $ 43,698

The amortized cost and estimated fair value of investment securities classified as available-for-sale as of December 31, 1997 are as follows:
                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains     Losses      Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 18,003 $ 109 $ 5 $ 18,107 Obligations of states and political
 subdivisions ........................     5,898       198         0      6,096
Corporate obligations.................       500         0        14        486
Mortgage-backed securities and
 collateralized mortgage obligations .    93,729     1,047        29     94,747
Total debt securities ................   118,130     1,354        48    119,436
Equity securities ....................    16,004     1,107         0     17,111
Total investment securities ..........  $134,134  $  2,461   $    48   $136,547

For additional information, see pages 22-23 of the Corporation's 1997 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE D - LOANS

Loans are comprised of the following as of September 30, 1998 and December 31, 1997:

                                                           SEPT 30,   DEC 31,
(In thousands)                                               1998      1997
Commercial, financial and industrial loans .............   $116,036  $ 80,636
Real estate mortgage loans:
  Real estate construction-related .....................     13,079    12,105
  Real estate mortgage loans secured by
     1-4 family residential properties .................    113,506   107,797
  Other real estate ....................................    100,379    80,462
Total real estate mortgage loans .......................    226,964   200,364
Consumer loans:
  Monthly payment ......................................     31,014    30,952
  Other revolving credit ...............................      1,612     1,476
Total consumer loans ...................................     32,626    32,428
Leasing and other ......................................        345       245
Total loans ............................................   $375,971  $313,673

Changes in the reserve for loan losses for the periods ended September 30, were as follows:

(In thousands)                                               1998       1997
Balance, beginning of year .............................  $  3,304   $  3,130
Provision for loan losses ..............................       647        306
LESS: Loans charged-off ................................       192        221
Recoveries .............................................        89         97
Balance, September 30 ..................................  $  3,848   $  3,312

As of September 30, 1998, the total recorded investment in impaired loans was $2,014,000. Nonaccrual loans at September 30, 1998 were $516,000 compared to $740,000 at December 31, 1997.

Residential mortgage loans with a book value of $3,704,000 were held for sale at September 30, 1998. The cumulative fair value exceeded the book value of these loans. Loans held for sale are included in total loans. During the first nine months of 1998, the Corporation capitalized $328,000 in loan servicing rights and amortized $104,000.

For additional information, see pages 23-24 of the Corporation's 1997 annual report.

NOTE E - COMPREHENSIVE INCOME

Effective beginning with March 31, 1998 interim reports, Financial Accounting Standard No. 130, "Reporting Comprehensive Income," (FAS 130) requires the reporting of comprehensive income. Accordingly, the Consolidated Statements of Comprehensive Income was added to our interim financial statements. The income tax expense or benefit allocated to each component of other comprehensive income for the periods ended September 30, were as follows:

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE E - COMPREHENSIVE INCOME, continued
(In thousands)                                 THREE MONTHS          NINE MONTHS
                                              ENDED SEPT 30,      ENDED SEPT 30,
                                              1998     1997     1998      1997
Unrealized gains (losses) on securities
  arising during period ...................  $ 179    $ 321    $ 201     $ 435
Reclassification adjustment for gains
  included in net income ..................    -11       -2      -89       -36
Income taxes (benefits) related to other
  Comprehensive income ....................  $ 168    $ 319    $ 112     $ 396

Accumulated other comprehensive income as of September 30, was as follows:
(in thousands)                                                 1998      1997

Balance, January 1, ......................................   $ 1,593    $   370
Current-period change ....................................       216        775
Balance, September 30, ...................................   $ 1,809    $ 1,145

All components of accumulated other comprehensive income were as a result of unrealized gains (losses) on investment securities available-for-sale.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The following comparison of actual balances indicates how the Corporation has generated and employed its funds for the nine months ending September 30, 1998:
                                        BALANCE                       BALANCE
                                        SEPT 30,  INCREASE            DEC 31,
(In thousands)                           1998    (DECREASE)     %      1997
FUNDING USES:
Money market investments ............  $    429   $     50    13.2%  $    379
Investment securities ...............   163,744    -15,555    -8.7%   179,299
Loans (net) .........................   372,123     61,754    19.9%   310,369
Total interest-bearing assets .......   536,296     46,249     9.4%   490,047
Noninterest-bearing assets ..........    38,521      3,676    10.5%    34,845
TOTAL USES ..........................  $574,817   $ 49,925     9.5%  $524,892
FUNDING SOURCES:
Interest-bearing demand deposits ....  $ 45,034   $  2,275     5.3%  $ 42,759
Savings deposits ....................   121,179     12,591    11.6%   108,588
Time deposits .......................   225,817     17,051     8.2%   208,766
Short-term borrowings ...............    30,554      - 806    -2.6%    31,360
Long-term borrowings ................    58,389     14,831    34.0%    43,558
Total interest-bearing liabilities ..   480,973     45,942    10.6%   435,031
Noninterest-bearing demand deposits .    39,401     -2,572    -6.1%    41,973
Other liabilities ...................     7,083      2,665    60.3%     4,418
Shareholders' equity ................    47,357      3,887     8.9%    43,470
TOTAL SOURCES .......................  $574,814   $ 49,922     9.5%  $524,892

Total assets increased $49,922,000, or 9.5% since December 31, 1997. Loans grew $46,249,000 while investments securities declined $15,555,000. Strong commercial loan demand continued in the third quarter. A strong local economy, customer dissatisfaction caused by large bank mergers and the addition of several lenders concentrating on small business lending have contributed to the growth. Commercial loans and other real estate loans have grown $35,400,000 and $19,917,000, respectively, since the end of 1997. Low interest rates and a strong economy continued to fuel demand for residential mortgages. Loans secured by 1-4 family residential properties increased $5,709,000 in the last nine months.

Last year, management increased investment securities to leverage the Corporation's strong capital base. Maturities and accelerating prepayments from mortgage-backed securities caused investment securities to fall $15,555,000 since the end of 1997. These securities were reinvested into higher yielding loans. During the first quarter, the Corporation invested $2,200,000 in a low-income housing partnership. The investment will provide historic and low-income tax credits beginning as early as the fourth quarter of 1998. The investment is shown as a noninterest-earning asset.

Deposits continued to fund most of the asset growth. Deposits have grown $29,345,000, or 7.3%, in the last nine months. The Corporation's Indexed Money Fund, a savings product that pays a money market interest rate, grew $9,464,000. Certificates of deposits and other time deposits grew $17,051,000. The

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


FINANCIAL CONDITION, continued

Corporation continues to use the Federal Home Loan Bank of Pittsburgh for borrowings which increased $14,025,000 so far this year.

LOAN QUALITY

Two loans that total $2,014,000 were classified as impaired at September 30, 1998. This compares to $1,314,000 at December 31, 1997. One loan for $799,000 was recently classified as impaired when possible credit problems became known. The loan is secured by trade receivables whose value is not yet determined. Nonaccrual loans at September 30, 1998 were $656,000 compared to $740,000 at December 31, 1997. Loan charge-offs and recoveries for the first nine months of 1998 were $192,000 and $89,000, respectively. Management believes the present reserve for loan losses of 1.02% of total loans is adequate to absorb losses in the existing portfolio. A significant degradation of loan quality; however, could change estimated losses and cause a material change in net income.


RESULTS OF OPERATION

Drovers Bancshares recorded net income of $4,938,000 and $4,254,000 for the nine months ended September 30, 1998 and 1997, respectively.

The return on assets (ROA) and return on equity (ROE) for the nine months ended September 30, 1998 were 1.20% and 14.44%, respectively. This compares to an ROA and ROE for the same period last year of 1.18% and 14.30%, respectively. Net income for the quarter was $1,690,000 compared to $1,454,000 for the third quarter last year. The ROA and ROE for the third quarter of 1998 were 1.19% and 14.31%, respectively.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other sources of funds. The following table presents the trends in net interest income:

                                      THREE MONTHS                   NINE MONTHS
                                   ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
(In thousands)                   1998      1997   98/97    1998      1997  98/97
Interest income ............  $10,420   $ 9,270   12.4%  $30,564  $26,576  15.0%
Interest expense ...........    5,532     4,969   11.3%   16,251   13,987  16.2%
Net interest income ........    4,888     4,301   13.6%   14,313   12,589  13.7%
Provision for loan losses ..      179       120   49.2%      647      306 111.4%
Net interest income after
 provision for loan losses .  $ 4,709   $ 4,181   12.6%  $13,666  $12,283  11.3%

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

Net interest income increased $587,000 in the third quarter and $1,724,000 during the first nine months of 1998. An increase in earning assets more than offset a decline in the net interest margin. Average earning assets increased 15.9% to $518,683,000 for the first nine months of 1998 compared to $447,445,000 for the same period last year. The margin for the first nine months was 3.69% compared to 3.76% for the first nine months of 1997 and 3.71% for all of last year. The strong loan demand has increased loans as a percentage of earning assets. This change in mix of higher yielding loans compared to investment securities has caused the margin to increase. The margin in the fourth quarter of 1997 was 3.56% compared to 3.75% in the first quarter of 1998, 3.65% in the second and 3.67% in the third. The first quarter 1998 margin included $100,000 in non-recurring loan service charges.

The provision for loan losses was $179,000 for the quarter and $647,000 so far in 1998. This compares to a third quarter provision last year of $120,000 and a provision of $306,000 for the first nine months. The increase in the provision for loan losses is directly related to the increase in loan balances. Net loans have increased $73,746,000, or 24.7%, during the last twelve months. The loan loss provision as a percentage of loans was 1.02% at September 30, 1998, compared to 1.05% at the end of 1997.

NONINTEREST INCOME
                                          THREE MONTHS         NINE MONTHS
                                       ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
(In thousands)                         1998   1997  98/97    1998   1997   98/97
Trust income ........................ $ 342  $ 290   17.9% $  930  $  834
11.5%
Service charges on deposit accounts .  427    333   28.2%  1,220     958   27.3%
Securities gains ....................   31      3  933.3%    262     105  149.5%
Net gains on residential
 mortgage loan sales ................  213    144   47.9%    796     374  112.8%
Equity in losses of real
 estate venture .....................  -20    -29  -31.0%    -75     -70    7.1%
Other ...............................  296    239   23.8%    874     695   25.8%
Total ...............................$1,289 $ 980   31.5% $4,007  $2,896   38.4%

Noninterest income increased $309,000 for the third quarter and $1,111,000 for the nine months ended September 30, 1998. Low interest rates, a strong economy and a mild winter have driven mortgage loan sale gains to record levels. Mortgage loan sale gains increased $40,000 for the third quarter and $393,000 year-to-date. Mortgage loan sales totaled $13,964,000 in the third quarter and $48,510,000 so far this year. In the third quarter of 1998, the Corporation also sold $3,682,000 of commercial loan participations which generated $29,000.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST INCOME, continued

in gains as a result of capitalizing loan servicing rights. Gains from the sale of investment securities increased $157,000 over the first nine months of 1997. The Corporation liquidated some of its community bank stock portfolio accounting for most of the gains this year. In 1997, the Corporation restructured a portion of its investment portfolio accounting for the $105,000 gain.

Service charges on deposit accounts increased $94,000 the third quarter and $262,000 for the first nine months of 1998. The Corporation engaged a consulting group in the fourth quarter of 1997. They completed their analyses of various products and processes that sought ways to enhance productivity by reducing expenses and improving non-interest income. Most of the increase in deposit service charges was a direct result of implementing their recommendations.

Other income increased $179,000 for the first nine months of 1998. The Corporation implemented a surcharge for non-customers using our ATM machines beginning in the second quarter of 1997. Foreign ATM transaction fees increased $51,000 over the first nine months of last year. The Corporation has also expanded its ATM network, increasing processing income $22,000 so far this year.

NONINTEREST EXPENSE
                                      THREE MONTHS                NINE MONTHS
                                    ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
(In thousands)                     1998    1997   98/97    1998    1997   98/97
Salaries and employee benefits .  $1,941  $1,869    3.9%  $5,954  $5,538    7.5%
Occupancy and premises .........     292     239   22.2%     837     632   32.4%
Furniture and equipment ........     407     277   46.9%   1,002     808   24.0%
Marketing expense ..............     192     119   61.3%     495     360   37.5%
Net cost of operation
 of other real estate ..........      -8     -12  -33.3%      10      61  -83.6%
Supplies .......................     134     115   16.5%     376     289   30.1%
Other taxes ....................      91      90    1.1%     285     268    6.3%
Other...........................     735     545   34.9%   2,236   1,663   34.5%
Total ..........................  $3,784  $3,242   16.7% $11,195  $9,619   16.4%

Noninterest expenses increased $542,000 for the third quarter and $1,576,000 so far this year. Salaries and benefits are the largest component of noninterest expense and increased $72,000 for the quarter and $416,000 for the first nine months of 1998. Staffing at two new branch offices, opened in late 1997, along with a change in the timing of accrued salaries for one of the two corporate incentive compensation plans caused the increase.

Occupancy and premises rose $53,000 for the third quarter and $205,000 year-to-date. Expenses increased due to the two new branch offices. The Corporation relocated its corporate banking division to the 96 S. George Street office building in the third quarter. The Corporation owns the building and leases unused space to third party tenants. The relocation reduced third party rentals and increased overall occupancy expense. Furniture and equipment expense rose $130,000 for the quarter and $194,000 so far this year. Several factors

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST EXPENSE, continued

contributed to the increase this year. Equipment repairs rose $80,000 due to personal computer software upgrades and software upgrades needed for Year 2000 compliance. In addition, depreciation increased as a result of the new branch offices.

Marketing expense increased $73,000 in the third quarter and $135,000 for the first nine months in 1998. The Corporation began an extensive image and branding campaign in the second quarter. The campaign focuses on the Corporation's community bank image and commitment to the markets it serves.
A subsidiary of the Corporation, The Drovers & Mechanics Bank, celebrated its 115th anniversary in June.

Other noninterest expense increased $190,000 for the quarter and $573,000 year-to-date. Professional services increased $210,000 so far in 1998, mainly due to consulting services discussed above. Amortization of loan servicing rights increased $65,000 in 1998 due to an increase in residential mortgage loan refinancings. Costs to join the Nasdaq National Stock Market in June totaled $54,000. Data processing expenses increased $67,000 in 1998 due to expansion of the Corporation's ATM network.

TAXATION

The Corporation recognized a provision for income taxes of $1,540,000 for the nine months ending September 30, 1998. The average tax rate, applicable income taxes divided by income before taxes, was 23.8%. This compares to an average tax rate of 23.3% for all of 1997. The Corporation manages its tax rate through the purchase of tax-exempt investment securities and investments in low-income housing partnerships that provide historic and low-income tax credits.

MARKET RISK

The Corporation's primary market risk is the risk of changes in net interest income caused by changes in interest rates. Management monitors ongoing interest rate risk through monthly "gap" reports and quarterly computer simulations of net interest income. Measurements indicate the Corporation is slightly asset sensitive and the impact on projected net interest income is well within the tolerance limits established by Management.

FUTURE OUTLOOK

In March 1998, the Corporation invested in its third low-income housing partnership. The partnership will renovate two buildings in Red Lion, Pennsylvania into fifty one-, two- and three-bedroom apartments for low-income families. Construction began in May and should conclude by yearend. In addition to helping provide quality, affordable housing, the Corporation will receive substantial tax credits beginning as soon as this year. When the apartments open, the Corporation expects to immediately receive about $525,000 in historic tax credits. This will result in a direct reduction in applicable income taxes and an increase in net income. The impact of these tax credits has not been reflected in the Corporation's financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FUTURE OUTLOOK, continued

Construction of a new branch office in Hellam, Pennsylvania began in August. The branch office will open in December 1998. The Corporation has signed a contract to purchase land near Dillsburg, Pennsylvania. Construction of a new branch office will begin in early 1999.

The Corporation expects to open its first loan production office (LPO) by the end of 1998. The office will be located in Dauphin or Cumberland County, near Harrisburg. This will be the Corporation's first facility outside York County. The staff at the LPO will initially focus on commercial lending.

The Corporation recently committed to investing in its fourth low-income housing partnership. The partnership will acquire, renovate and manage a twenty-one apartment facility providing housing for low-income families in the City of York. The Corporation will invest about $1,025,000 as the sole limited partner and receive historic and low-income tax credits beginning in 1999.

YEAR 2000 ISSUE

The following contains forward-looking statements which involve risks and uncertainties. The actual impact on the Corporation of the Year 2000 issue could materially differ from that which is anticipated in the forward-looking statements as a result of certain factors identified below.

The Year 2000 issue ("Y2K") is the result of computer programs being written using two digits rather than four to define the applicable year. It is anticipated that most systems may recognize a date using "00" as the year "1900" rather than "2000". This could result in system failures, miscalculations and disruptions of normal business operations including, among other things, a temporary inability to process transactions, send statements or engage in similar day-to-day business activities. The Corporation recognizes that the Year 2000 problem is more than just a systems issue. It is a business issue, and we are dealing with it in that manner.

Corporation's State of Readiness

The Corporation relies heavily on various internal information technology (IT) and non-information technology (Non-IT) systems and third parties. In order to prepare for the Year 2000 issue, the Corporation adopted the Federal Financial Institutions Examination Council's (FFIEC) five step plan which includes awareness, assessment, remediation, testing and implementation. As part of the assessment step, the Corporation identified all IT and Non-IT systems, as well as all significant third party relationships. As of September 30, 1998, the Corporation tested all IT and Non-IT systems that it identified as critical. A small number of systems were found to be noncompliant. The Corporation is presently in the process of remediating these systems and expects to have all remediation, testing and implementation completed by December 31, 1998. The Corporation continues to assess all new systems and significant upgrades to existing systems.

The Corporation implemented a vigorous vendor management program. As part of the program, Year 2000 certification information was requested from all material third parties. This includes, but is not limited to, utility companies,

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

YEAR 2000 ISSUE, continued

customers, suppliers, correspondent banks and investment companies. Based on the responses received and information gathered, the Corporation has not identified any material third parties with Year 2000 issues that would interrupt normal business operations. The Corporation could be adversely affected by the Y2K problem if unrelated parties fail to successfully address the problem. The Corporation is also addressing the impact, if any, the century date change may have on its credit risk.

Costs of Year 2000

The costs to remediate the Corporation's IT and Non-IT systems have been minor and are expected to be less than $100,000. As of September 30, 1998, $56,000 has been expended on Year 2000 costs. The estimated Year 2000 project costs are based on presently available information. The Corporation does not expect the amounts required to be expensed over the next 15 months to have a material effect on the financial position or results of operations. However, if compliance is not achieved in a timely manner by the Corporation or any of its significant related third parties, be it a supplier of services or customer, the Y2K issue could possibly have a material effect on the Corporation's operations and financial position.

The costs of the project are based on management's best estimates, which were derived utilizing numerous assumptions. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

Risks of Year 2000

At present, the Corporation believes its progress in remedying the critical systems and monitoring its third parties' Y2K readiness is on target. The Y2K computer problem creates risk for the Corporation from unforeseen problems in its own computer systems and from third party vendors' computer systems which interface with the Corporation's computer applications. Failure of third party systems relative to the Y2K issue could have a material impact on the Corporation's ability to conduct business.

Contingency Plans

At the present time, the Corporation is not aware of any reasonably likely scenarios that would materially disrupt business operations. The Corporation recognizes the need to develop contingency plans to address situations that could arise despite a low probability of occurrence. The Corporation is presently identifying these scenarios and developing contingency plans.

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


                                   Date:  November 10, 1998