Form 10-K
period 1998-12-31
DROVERS BANCSHARES CORP
filed 1999-03-26
CIK 703109

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   For the Fiscal year ended December 31, 1998

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

               COMMON STOCK $3.33 PAR               NASDAQ
               (Title of each class)    (Name of exchange on which registered)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [X]


The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1999 was $88,960,000. The number of shares of Drovers Bancshares Corporation Common Stock, $3.33 par value, outstanding at February 28, 1999 was 4,468,461.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report for the year ended December 31, 1998 are incorporated by reference into Parts I, II and IV. Portions of the Proxy Statement for the annual shareholders meeting to be held May 27, 1999 incorporated by reference in Part III.
Drovers Bancshares Corporation and Subsidiaries
CONTENTS

PART I

Item 1.  Business ......................................................... 5

Item 2.  Properties ....................................................... 12

Item 3.  Legal Proceedings
  The information required by this item is contained on page 21 of the Corporation's 1998 Annual Report.

Item 4.  Submission of Matters to a Vote of Security Holders
  This item is omitted since it is not applicable.

PART II

Item 5.  Market for the Registrant's Common Equity and Related
  Stockholder Matters
  The information required by this item is contained on page 1 and 21 of the Corporation's 1998 Annual Report.

Item 6.  Selected Financial Data
  The information required by this item is contained on pages 12-13 of the Corporation's 1998 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
  The information required by this item is contained on pages 34-42 of the Corporation's 1998 Annual Report.

Item 7a.  Quantitative and qualitative disclosures about market risk
  The information required by this item is contained on pages 34-42 of the Corporation's 1998 Annual Report.

Item 8.  Financial Statements and Supplementary Data ...................... 14
  Additional information required by this item is contained on pages 15-32 and page 43 of the Corporation's 1998 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  This item is omitted since it is not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant ............... 25
  Additional information required by this item is contained on pages 4-9 of the Definitive Proxy Statement dated April 23, 1999.

Item 11. Executive Compensation
  The information required by this item is contained on pages 7-12 of the Definitive Proxy Statement dated April 23, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management The information required by this item is contained on pages 3-6 of the Definitive Proxy Statement dated April 23, 1999.

Drovers Bancshares Corporation and Subsidiaries
CONTENTS

Item 13. Certain Relationships and Related Transactions
  The information required by this item is contained on pages 17 of the Definitive Proxy Statement dated April 23, 1999.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  A. Financial statements are incorporated by reference to pages 1-43 of the Corporation's 1998 Annual Report.

  B.  There were no filings on Form 8-K for the year ended December 31, 1998.

  C.  Listing of Exhibits.

    Exhibit 3.1 - Articles of Incorporation and Bylaws. (incorporated by reference from Exhibit 3.1 of the Drovers Bancshares Corporation Form 10-K for the year ended December 31, 1997)

    Exhibit 4 - Instruments Defining the Rights of Security Holders (incorporated by reference to Exhibit B to the Holding Company's Registration Statement on Form S-14, No. 2-77871 filed June 29, 1982, with the Securities and Exchange Commission)

    Exhibit 10(a) - Amended and Restated Supplemental Pension Plan, dated September 28, 1994, between the Bank and A. Richard Pugh and First
      Amendment thereto, dated November 14, 1995 ...........................27

    Exhibit 10(b) - Amended and restated Change of Control Agreement, dated November 14, 1995, among the Corporation, the Bank and
      A. Richard Pugh ......................................................39

    Exhibit 10(c) - Form of Change of Control Agreement among the Corporation the Bank and each of the following Executive Vice Presidents of the
      Company:  Debra A. Goodling, Michael J. Groft and Shawn A. Stine .....44

    Exhibit 10(d) - The Corporation's 1995 Stock Option Plan. (incorporated herein by reference to Exhibit 99.1 to the Corporation's Registration Statement on Form S-8, as filed with the Securities and Exchange Commision on December 31, 1998)

    Exhibit 10(e) - The Corporation's Incentive Stock Option Plan. (incorporated herein by reference to Exhibit 99.1 to the Corporation's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 24, 1995)

    Exhibit 11 - Statements Regarding Computation of Per Share Earnings. (incorporated by reference to Note 15 on page 28 of the Corporation's 1998 Annual Report)

    Exhibit 13 - Annual Report to Security Holders.

Drovers Bancshares Corporation and Subsidiaries
CONTENTS


C.  Listing of Exhibits, Continued

    Exhibit 21 - Subsidiaries of the Registrant. (incorporated by reference to page 34 of the Corporation's 1998 Annual Report)

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

On December 31, 1998, the Bank employed 215 full-time equivalents throughout its offices. The Main Office of the Bank is located at 30 South George
Street, York, Pennsylvania. A Research and Administrative Services Center and nine branches are located in the surrounding suburbs of York City. In addition, there are six out-of-town offices located in Shrewsbury, Emigsville, Hellam, York Haven, Dover and Red Lion, Pennsylvania. On January 4, 1999, a full-service bank office opened in Hellam Township, Pennsylvania. The Bank purchased land near Dillsburg, Pennsylvania in late 1998 with construction of a new branch office at the location to begin in early 1999. The Bank expects to open its first loan production office (LPO) in the first quarter of 1999. The office will be located in Cumberland County, near Harrisburg. This will be the Bank's first facility outside York County. The staff at the LPO will initially focus on commercial lending. Negotiations continue to purchase land in Newberrytown, Pennsylvania to establish a new branch office. The Bank also has ten remote service facilities located at the York Fairgrounds, York College of Pennsylvania and eight inside Shipley Stores, Inc. convenience stores.

In December 1993, the Bank purchased the office building attached to the Bank's main office. The five-story complex, known as 96 South George, provides for future growth and enables the Corporation to maintain its headquarters in downtown York. The accounting, corporate banking, and executive offices of the Bank are located on the fifth floor of 96 South George.

The Bank is the sole limited partner in four ventures to renovate and operate apartment buildings. The first building opened in 1994 with the second building opening in 1996. The third building opened in December 1998. The
fourth building is scheduled to open in 1999.   All four partnerships provide
low income housing to qualified families. The investments are accounted for under the equity method of accounting. The combined carrying values of the investments at December 31, 1998 and 1997 were $5,385,000 and $2,292,000, respectively.

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

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become
"undercapitalized" as defined by regulations) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency, up to specified limits.

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

Federal Reserve approval may be required before the Company or its nonbank subsidiaries may begin to engage in any new activity and before acquiring a business.

     Dividend Restrictions

The Company is a legal entity separate and distinct from the Bank and the Company's nonbank subsidiaries. The Company's revenues (on a parent company only basis) result almost entirely from dividends paid to the Company by its subsidiaries. The right of the Company and consequently the right of creditors and shareholders of the Company, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors

Drovers Bancshares Corporation and Subsidiaries
ITEM 1.  BUSINESS

     Dividend Restrictions, Continued

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

     Capital Adequacy

Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half (4%) of the total capital is required to be "Tier 1 Capital," consisting principally of common shareholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less certain intangible assets. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum "leverage ratio." This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Further, the Federal Reserve has indicated that it will consider a "tangible Tier 1 capital leverage ratio" deducting all intangibles and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the Company of any specific minimum leverage ratio applicable to the Company.

Pursuant to FDICIA, the federal banking agencies have specified, by regulation, the levels at which an insured institution is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under these regulations, an institution is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any order or written directive to meet and maintain a specific capital level. The Company and the Bank, at December 31, 1998, qualify as "well capitalized" under these regulatory standards.

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

      FDIC Insurance, Continued

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

Recently, Pennsylvania enacted a law to permit State chartered financial institutions to sell insurance. This follows a United States Supreme Court decision in favor of nationwide insurance sales by banks and which also bars states from blocking insurance sales by national banks in towns with populations of no more than 5,000. Consequently, banks are allowed to sell insurance in Pennsylvania. The Office of the Comptroller of the Currency has

Drovers Bancshares Corporation and Subsidiaries
ITEM 1.  BUSINESS

      Regulation of the Bank, Continued

issued guidelines for national banks to sell insurance. The Bank has been licensed as an insurance agency within the State of Pennsylvania. The Bank presently sells fixed and variable rate annuity products and is evaluating its options regarding the sale of additional insurance products.

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

In December 1997, the Federal Financial Institutions Examination Council ("FFIEC") issued an interagency statement. The statement indicates that senior management and the board of directors should be actively involved in managing the Company's and the Bank's Year 2000 compliance efforts. The statement also recommended that institutions obtain Year 2000 compliance certification from vendors followed by comprehensive internal testing. In addition, contingency plans should be developed for all vendors that service "mission critical" applications which are applications vital to the successful continuance of a core business activity. In addition, the Securities and Exchange Commission (the "SEC") adopted, effective August 4, 1998, an interpretive release providing guidance to public companies, such as the Company, with respect to making meaningful disclosure in it Management's Discussion and Analysis of Financial Condition under the heading "Year
2000 Disclosure".

Drovers Bancshares Corporation and Subsidiaries
ITEM 1.  BUSINESS

COMPETITION

The financial services industry in the Company's service area is extremely competitive. The Company's competitors within its service area include multi-bank holding companies, with resources substantially greater than those of the Company. Many competitor financial institutions have legal lending limits substantially higher than the Bank's legal lending limit. In addition, the Bank competes with savings banks, savings and loan associations, credit unions, money market and other mutual funds, mortgage companies, leasing companies, finance companies, and other financial services companies that offer products and services similar to those offered by the Bank on competitive terms.

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

Drovers Bancshares Corporation and Subsidiaries
ITEM 1.  BUSINESS

INTERSTATE BANKING LEGISLATION, Continued

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

Drovers Bancshares Corporation and Subsidiaries
ITEM 2.  PROPERTIES

The Corporation and Subsidiaries own in fee simple unencumbered the following land and buildings:

Main Office                        Emigsville Office
30 S George Street                 2123 N George Street
York, PA  17401                    Emigsville, PA  17318

Research & Administrative          Westgate Office
Services Center                    1500 Kenneth Road
915 Indian Rock Dam Road           York, PA  17404
York, PA  17403

Richland Avenue Office             Memory Lane Office
905 Indian Rock Dam Road           200 Memory Lane
York, PA  17403                    York, PA  17402

York Haven Office                  Land in Dillsburg
Landvale Street                    Tristan Drive
York Haven, PA  17370              Dillsburg, PA 17019

The Drovers & Mechanics Bank is the sole occupant of all land and buildings listed above.

The following property is pledged as collateral for a mortgage loan secured to purchase the property:

96 South George Office Building
96 South George Street
York, PA 17401

The five-story office building adjacent to the Main Office provides for future growth and enables the Corporation to maintain headquarters in downtown York. The accouting, corporate banking, and executive offices of The Drovers & Mechanics Bank are located on the fifth floor of the office building.

The following branch offices are leased:

Queensgate Office
Queensgate Shopping Center
York, PA  17403
$1,750.00 per month rental; lease expires October 1, 2000.

Dover Office
Dover Square, adjacent to Shipley Stores, Inc.
1 South Main Street
Dover, PA  17315
$4,800.00 per month rental; lease expires November 10, 2006, and is renewable for three five-year options.

South York Plaza Office
275 Pauline Drive
in the Giant Food Store
York, PA 17402
$2,917.00 per month rental; lease expires August 22, 2000, and is renewable for one five-year option.

Drovers Bancshares Corporation and Subsidiaries
ITEM 2.  PROPERTIES
Cape Horn Office
3140 Cape Horn Road
Red Lion, PA 17356
$2,625.00 per month land rental; lease expires March 1, 2012, and is renewable for six five-year options. Building owned by the Corporation.

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

Shrewsbury Office
611 Shrewsbury Commons Avenue
Shrewsbury, PA 17361
$4,167.00 per month land rental; lease expires December 1, 2017, with rent increases each year. The land lease is renewable for four five-year options. Building owned by the Corporation.

Hellam Office
599 W. Market Street
Hellam, PA 17406
$3,500.00 per month land rental; lease expires October 10, 2007. The lease is renewable for three five-year options and contains a purchase option.
Building owned by the Corporation.

Mt. Rose Avenue Office
1095 Mt. Rose Avenue
York, PA 17403
$20,000.00 per year land rental; lease expires January 1, 2001. Additionally, leased equipment with an annual lease amount of $45,840.00 is required to be paid by the Bank. This transaction has been classified as a capitalized lease.

Although the facilities currently owned or leased by the Corporation are sufficient for its operations, the Corporation may obtain additional space as required.

Construction of a new office in Dillsburg, Pennsylvania will begin in early 1999. The Corporation expects to open its first loan production office (LPO) near Harrisburg in the first quarter of 1999. The staff at the LPO will initially focus on commercial lending. This will be the Corporation's first facility outside York County. All construction costs related to these projects will be funded from operations.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INVESTMENT PORTFOLIO

The following table sets forth the carrying amount of investment securities at the dates indicated:


(In thousands)                       1998         1997           1996
U.S. Government .............     $  6,559      $ 10,519      $ 10,538
U.S. Agencies ...............      106,927       126,769        90,348
Municipal ...................       24,686        24,414        18,465
Corporate ...................        4,666           486           500
Total debt securities .......      142,838       162,188       119,851
Equity securities ...........       18,781        17,111         8,231
Total investment securities .     $161,619      $179,299      $128,082


The following table sets forth the contractual maturities of debt securities classified as held-to-maturity at December 31, 1998:


                                AFTER       AFTER
                      ONE YR    ONE TO     FIVE TO    OVER
(In thousands)       OR LESS   FIVE YRS    TEN YRS   TEN YRS      TOTAL
U.S. Government ..    $1,000     $1,485    $     0   $     0      $ 2,485
U.S. Agencies ....         0      1,678      6,292     6,878       14,848
Municipal ........       303      3,288      8,743     4,592       16,926
Total ............    $1,303     $6,451    $15,035   $11,470      $34,259


The following table depicts the average weighted yields of the held-to-maturity investments by maturity at December 31, 1998:


                                 AFTER       AFTER
                      ONE YR    ONE TO     FIVE TO    OVER
                     OR LESS   FIVE YRS    TEN YRS   TEN YRS      TOTAL
U.S. Government ..     7.00%      6.65%      0.00%     0.00%      6.79%
U.S. Agencies ....     0.00%      5.93%      7.34%     6.54%      6.81%
Municipal ........     7.93%      7.55%      5.40%     5.18%      5.80%
Total ............     7.22%      6.92%      6.21%     5.99%      6.31%


Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INVESTMENT PORTFOLIO (continued)

The following table sets forth the contractual maturities of debt securities classified as available-for-sale at December 31, 1998:


                                 AFTER      AFTER
                      ONE YR    ONE TO     FIVE TO    OVER
(In thousands)       OR LESS   FIVE YRS    TEN YRS   TEN YRS       TOTAL
U.S. Government ..    $2,513     $1,561    $     0   $     0     $  4,074
U.S. Agencies ....         0      4,310      8,781    78,988       92,079
Municipal ........         0          0      3,352     4,408        7,760
Other ............         0          0        480     4,186        4,666
Total ............    $2,513     $5,871    $12,613   $87,582     $108,579


The following table depicts the average weighted yields of the available-for-sale investments by maturity at December 31, 1998:


                                 AFTER       AFTER
                      ONE YR    ONE TO     FIVE TO    OVER
                     OR LESS   FIVE YRS    TEN YRS   TEN YRS      TOTAL
U.S. Government ..     6.47%      5.53%      0.00%     0.00%      6.11%
U.S. Agencies ....     0.00%      6.58%      7.04%     6.85%      6.86%
Municipal ........     0.00%      0.00%      5.17%     4.83%      4.98%
Other ............     0.00%      0.00%      6.22%     6.90%      6.83%
Total ............     6.47%      6.30%      6.51%     6.75%      6.69%


The average yields are computed by dividing annual interest income, including the accretion of discounts and amortization of premiums, by the amortized cost of securities at December 31, 1998. The yield on Municipal investments has not been restated on a fully tax equivalent basis.

For additional information see Note 6 on pages 22-23 of the Corporation's 1998 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LOAN DATA

Loans are comprised of the following:


                                             YEAR ENDED DECEMBER 31,
(In thousands)                    1998      1997      1996      1995     1994
Domestic loans:
  Commercial, financial and
   industrial ................ $117,620  $ 80,588  $ 72,776  $ 66,798  $ 59,943
  Real estate:
    Construction .............   13,523    12,105     8,908     5,910     7,163
    Mortgage .................  227,914   188,775   167,751   141,565   120,392
  Consumer ...................   34,132    35,280    37,150    45,548    46,168
  Leasing and other (net) ....      173       245        26         9         6
Total domestic loans .........  393,362   316,993   286,611   259,830   233,672
Foreign loans ................        0         0         0         0         0
Total domestic and
 Foreign loans ...............  393,362   316,993   286,611   259,830   233,672
Unearned income ..............   -3,253    -3,320    -3,494    -4,425    -4,297
Loans net of unearned ........  390,109   313,673   283,117   255,405   229,375
Reserve for loan losses ......   -3,912    -3,304    -3,130    -2,937    -2,638
Net loans .................... $386,197  $310,369  $279,987  $252,468  $226,737


For additional information see Note 7 on page 23-24 of the Corporation's 1998 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MATURITIES AND RATE SENSITIVITY OF THE LOAN PORTFOLIO
(EXCLUDING CONSUMER AND RESIDENTIAL REAL ESTATE LOANS)

The following table shows the amounts of loans (excluding consumer, Residential real estate and other loans) outstanding as of December 31, 1998 which, based on remaining scheduled repayments of principal, are due in the periods indicated:


                                                    AFTER
REMAINING MATURITIES                      ONE YR   ONE TO     OVER
(In thousands)                           OR LESS   FIVE YRS  FIVE YRS   TOTAL
Domestic loans:
  Commercial, financial and industrial . $85,617  $ 22,579  $  9,424  $117,620
  Real estate construction .............   8,486     3,971     1,066    13,523
Foreign loans ..........................       0         0         0         0
Total .................................. $94,103  $ 26,550  $ 10,490  $131,143

Rate sensitivity:
  Predetermined rate ...................  $3,127  $ 20,380  $  9,542  $ 33,049
  Floating or adjustable rate ..........  90,976     6,170       948    98,094
Total .................................. $94,103  $ 26,550  $ 10,490  $131,143


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

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NONACCRUAL, RESTRUCTURED LOANS AND NONPERFORMING ASSETS

The following table shows loans on nonaccrual status or loans which have been restructured for the past five years:


                                  PRINCIPAL AMOUNT AT YEAR END DECEMBER 31,
(In thousands)                         1998    1997    1996    1995    1994
Domestic:
  Nonaccrual loans ................. $1,435  $  740  $  615  $  934  $  416
  90 days past due still accruing ..      7      33       0       9       6
  Restructured loans ...............  1,203       0   1,139     791     818
Foreign:
  Nonaccrual loans .................      0       0       0       0       0
  90 days past due still accruing ..      0       0       0       0       0
  Restructured loans ...............      0       0       0       0       0
Total .............................. $2,645  $  773  $1,754  $1,734  $1,240


Nonaccrual loans as a percentage of net loans at December 31, 1998 and 1997 were 0.37% and 0.24%, respectively. Restructured loans continued to consist of commercial loans to one party. Interest is recognized under the accrual method of accounting.

The Corporation held $1,748,000 of impaired loans at December 31, 1998. The recorded allowance in impaired loans was $150,000.

The following table presents the changes in the balance of other real estate over the past five years:


(In thousands)                         1998    1997    1996    1995    1994
Balance at beginning of year ....... $  154  $  803  $  195  $    0  $  141
Assets acquired by foreclosure
 or repossession ...................    277     211     822     300       0
Dispositions .......................   -252    -827    -203    -106    -152
Other (net) ........................    -31     -33     -11       1      11
Balance at end of year ............. $  148  $  154  $  803  $  195  $    0


Other real estate consists of assets which have been repossessed or acquired through workout situations on defaulted loans.

For additional information on nonperforming assets see Note 1 and Note 7 on pages 19-20 and 23-24, respectively, of the Corporation's 1998 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALYSIS OF RESERVE FOR LOAN LOSSES

                                               YEARS ENDED DECEMBER 31,
(In thousands)                         1998     1997     1996     1995     1994
Balance, January 1, ................ $ 3,304  $ 3,130  $ 2,937  $ 2,638  $ 2,332
Provision for loan losses ..........   1,266      386      645      501      382
Charge-offs:
  Commercial, financial
   and industrial ..................     522        0       25       31       19
  Real estate - construction .......       0        0        0        0        0
  Real estate - mortgage ...........       0        0      215       45        0
  Consumer .........................     235      327      369      257      157
Total charge-offs ..................     757      327      609      333      176
Recoveries:
  Commercial, financial
   and industrial ..................       0       32        6       11        0
  Real estate - construction .......       0        0        0        0        0
  Real estate - mortgage ...........       0       15       36        0        6
  Consumer .........................      99       68      115      120       94
Total recoveries ...................      99      115      157      131      100
Net charge-offs ....................     658      212      452      202       76
Balance, December 31, .............. $ 3,912  $ 3,304  $ 3,130  $ 2,937  $ 2,638
Ratio of net charge-offs to average
 loans outstanding .................   0.19%    0.07%    0.17%    0.08%    0.04%


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

For additional information see Note 1 and Note 7 on pages 19-20 and 23-24, respectively, of the Corporation's 1998 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALLOCATION OF RESERVE FOR LOAN LOSSES

The following table presents the amount of the reserve allocated to each of the loan categories and the percentage of total loans for the past five years:


                                        YEARS ENDED DECEMBER 31,
                               1998              1997               1996
                                 Percent          Percent          Percent
                                Of Loans         Of Loans         of Loans
                        Reserve To Total Reserve To Total Reserve to Total
(In thousands)           Amount   Loans   Amount   Loans   Amount   Loans
Commercial, financial
  and industrial ...... $2,644     30.2%  $ 977     25.6%  $ 657     25.7%
Real Estate:
  Construction ........     62      3.5%     44      3.9%     46      3.1%
  Mortgage ............    401     58.4%    338     60.1%    321     59.1%
Consumer ..............    128      7.9%    131     10.3%    123     12.1%
Leasing and other .....      0      0.0%      0      0.1%      0      0.0%
Unallocated ...........    677      n/a   1,814      n/a   1,983      n/a
Total ................. $3,912    100.0% $3,304    100.0% $3,130    100.0%



                              YEARS ENDED DECEMBER 31,
                               1995             1994
                                 Percent          Percent
                                Of Loans         of Loans
                        Reserve To Total Reserve to Total
(In thousands)           Amount   Loans   Amount   Loans
Commercial, financial
  and industrial ......  $ 515     26.2%  $ 630     26.2%
Real Estate:
  Construction ........     16      2.3%     29      3.1%
  Mortgage ............    327     55.3%    204     52.3%
Consumer ..............    140     16.2%    120     18.4%
Leasing and other .....      0      0.0%      0      0.0%
Unallocated ...........  1,939      n/a   1,655      n/a
Total ................. $2,937    100.0% $2,638    100.0%


For additional information see Note 1 and Note 7 on pages 19-20 and 23-24, respectively, of the Corporation's 1998 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DEPOSIT STRUCTURE

Maturities of time deposits of $100,000 or more outstanding at December 31, are summarized as follows:


(In thousands)                              1998          1997          1996
Three months or less ...............      $ 5,983       $ 4,675       $ 3,674
Over three months to six months ....        4,423         1,598           927
Over six months to twelve months ...        9,175         5,811         7,047
Over twelve months .................        7,456         8,340         6,354
Total ..............................      $27,037       $20,424       $18,002




SHORT-TERM BORROWINGS

Short-term borrowings are borrowed funds generally with an original maturity of one year or less. Securities sold under repurchase agreements and federal funds purchased mature in one day. Other short-term borrowings have a maturity of greater than one day.


(In thousands)                                     1998     1997      1996
Federal funds purchased and securities sold under repurchase agreements
     Balance at year-end                         $23,325   $31,360   $15,254
     Average amount outstanding                   23,820    24,548    12,210
     Maximum amount outstanding at any month-end  40,586    44,342    18,843
     Average interest rate for the year             5.17%     5.25%     4.75%
     Average interest rate on year-end balance      4.63%     6.16%     5.24%

Other short-term borrowings
     Balance at year-end                         $     0   $     0   $     0
     Average amount outstanding                    4,597     1,112        77
     Maximum amount outstanding at any month-end  13,000     6,000     4,000
     Average interest rate for the year             5.65%     5.71%     5.47%
     Average interest rate on year-end balance      0.00%     0.00%     0.00%


Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA

Unaudited 1998

(In thousands,                FIRST      SECOND     THIRD    FOURTH
 Except per share data)      QUARTER    QUARTER    QUARTER   QUARTER   TOTAL
Net interest income ......    $4,690     $4,735     $4,888   $4,942   $19,255
Provision for loan losses        239        229        179      619     1,266
Total noninterest income .     1,330      1,387      1,289    1,402     5,408
Total noninterest expense
  and income taxes .......     4,173      4,253      4,308    3,853    16,587
Net income ...............    $1,608     $1,640     $1,690   $1,872    $6,810
PER SHARE DATA
Net income ...............     $0.36      $0.37      $0.38    $0.42    $ 1.53
Net income,
  assuming dilution ......     $0.36      $0.36      $0.37    $0.41    $ 1.51


1997

(In thousands,                FIRST      SECOND     THIRD    FOURTH
 except per share data)      QUARTER    QUARTER    QUARTER   QUARTER   TOTAL
Net interest income ......    $4,107     $4,181     $4,301   $4,424   $17,013
Provision for loan losses        120         66        120       80       386
Total noninterest income .       905      1,011        980    1,057     3,953
Total noninterest expense
  and income taxes .......     3,502      3,716      3,707    4,024    14,949
Net income ...............    $1,390     $1,410     $1,454   $1,377   $ 5,631
PER SHARE DATA
Net income ...............     $0.31      $0.32      $0.33    $0.31  $   1.27
Net income,
  assuming dilution ......     $0.31      $0.32      $0.33    $0.31  $   1.26



Data adjusted to reflect a 3 for 2 stock split issued in 1998 and a 5% stock dividend issued in 1997.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTEREST DIFFERENTIAL

                                                  December 31,
                                           1998                1997
(In thousands)                     VOLUME  RATE  TOTAL VOLUME  RATE TOTAL
INTEREST INCOME
Increase (decrease) in:
Money market investments and
 interest-bearing deposits
 with banks ......................  $ -38 $   9 $  -29 $  -90 $   5 $  -85
Federal funds sold ...............      0     0      0      0     0      0
Total money market investments ...    -38     9    -29    -90     5    -85
Investment securities
 Taxable investment securities ...   -130  -426   -556  3,035   185  3,220
 Equity securities ...............    290   -24    266    445   -14    431
 Tax-exempt investment securities      71   -24     47    414   -56    358
Total investment securities ......    231  -474   -243  3,894   115  4,009
Total loans ......................  5,318  -322  4,996  2,394  -106  2,288
Total interest income ............  5,511  -787  4,724  6,198    14  6,212

INTEREST EXPENSE
Increase (decrease) in:
Interest-bearing deposits
 Demand ..........................     41   -21     20     12    -8      4
 Savings .........................    668   111    779    964   520  1,484
 Time ............................  1,031  -100    931  1,662   172  1,834
Total interest-bearing deposits ..  1,740   -10  1,730  2,638   684  3,322
Borrowed funds
 Short-term borrowings ...........    143    -5    138    705    64    769
 Long-term borrowings ............    731  -117    614    406   -34    372
Total borrowed funds .............    874  -122    752  1,111    30  1,141
Total interest expense ...........  2,614  -132  2,482  3,749   714  4,463
Increase in interest differential  $2,897 $-655 $2,242 $2,449 $-700 $1,749


The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in cash.

For additional information see Note 1 and Average Balances and Rates on pages 19-20 and 43, respectively, of the Corporation's 1998 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The principal executive officers of Drovers Bancshares Corporation and its principal subsidiary, The Drovers & Mechanics Bank, as of January 1, 1999, are as follows:

Name:  A. Richard Pugh                   Age:  58
Position and Office: Chairman of the Board, President, and Chief Executive Officer of Drovers Bancshares Corporation and The Drovers & Mechanics Bank. Mr. Pugh joined the organization in 1988, he was appointed President in 1990 and C.E.O. in 1994. He has extensive and diversified experience in bank management.

Name:  George L.F. Guyer, Jr.            Age:  65
Position and Office: Senior Vice President and Secretary of Drovers Bancshares Corporation and The Drovers & Mechanics Bank. Mr. Guyer joined the organization in 1964. He served as Marketing Coordinator from 1972 to 1990. Mr. Guyer retired from his position effective January 1, 1999.

Name:  Michael J. Groft                  Age:  43
Position and Office: Executive Vice President of Drovers Bancshares Corporation and Executive Vice President and Senior Lending Officer of The Drovers & Mechanics Bank. Mr. Groft joined the organization in March 1978. He has served in various loan officer positions since 1978.

Name:  Debra A. Goodling                 Age:  40
Position and Office: Executive Vice President and Treasurer of Drovers Bancshares Corporation and Executive Vice President, Treasurer and Chief Financial Officer of The Drovers & Mechanics Bank. Ms. Goodling joined the organization in February 1977. She has served in various financial officer positions since 1981.

Name:  Shawn A. Stine                    Age:  43
Position and Office: Executive Vice President and Senior Corporate Banking Officer of The Drovers & Mechanics Bank. Mr. Stine joined the organization in August 1991 in the position of Vice President and Senior Corporate Banking Officer.

Name:  John D. Blecher                   Age:  37
Position and Office: Senior Vice President, Secretary and Assistant Treasurer of Drovers Bancshares Corporation and Senior Vice President, Secretary and Controller of The Drovers & Mechanics Bank. Mr. Blecher joined the organization in February 1987. He has served as Controller since 1989.



Additional information required for this item is contained on pages 4-8 of the Definitive Proxy Statement dated April 23, 1999.

Drovers Bancshares Corporation and Subsidiaries
PART IV.  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 DROVERS BANCSHARES CORPORATION       Date March 24, 1999
        (Registrant)

                 By /S/ A. Richard Pugh
                   A. Richard Pugh, Chairman of the Board,
                   President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


   _/S/ L. Doyle Ankrum_____________    __/S/ Robert L. Myers____________
   L. Doyle Ankrum, Director            Robert L. Myers, Jr., Director


   _/S/ J. Samuel Gregory___________    __/S/ Harlowe R. Prindle_________
   J. Samuel Gregory, Director          Harlowe R. Prindle, Director


   _/S/ Daniel E. Hess______________    _________________________________
   Daniel E. Hess, Director             Basil A. Shorb, III, Director


   _/S/ Geroge W. Hodges____________    __/S/ D. John Sparler, Jr._______
   George W. Hodges, Director           D. John Sparler, Jr., Director


   _/S/ Herbert D. Lavetan__________    _________________________________
   Herbert D. Lavetan, Director         Gary A. Stewart, Director


   _________________________________    _________________________________
   Richard M. Linder, Director          Robert H. Stewart, Jr., Director


   _/S/ David C. McIntosh __________    __/S/ Delaine A. Toerper ________
   David C. McIntosh, Director          Delaine A. Toerper, Director


   _________________________________    __/S/ James S. Wisotzkey ________
   Frank Motter, Director               James S. Wisotzkey, Director


   _/S/ Debra A. Goodling __________    _/S/ John D. Blecher_____________
   Debra A. Goodling, Executive Vice    John D. Blecher, Senior Vice President,
   President and Treasurer              Secretary and Assistant Treasurer
   Principal Financial Officer          Principal Accounting Officer

EXHIBIT 23
DROVERS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSENT OF INDEPENDENT AUDITORS'

We consent to the incorporation by reference in this Form 10-K of Drovers Bancshares Corporation and Subsidiaries of our report dated January 15, 1999, included in the 1998 Annual Report to Shareholders of Drovers Bancshares Corporation and Subsidiaries.

We also consent to the incorporation by reference in the Registration Statement on Form S-3 pertaining to the shelf registration of the Dividend Reinvestment and Stock Purchase Plan of Drovers Bancshares Corporation and Subsidiaries and the Registration Statement on Form S-8 pertaining to the Drovers Bancshares Corporation Incentive Stock Option Plan of our report dated January 15, 1999, with respect to the consolidated financial statements incorporated herein by reference.


/S/ Stambaugh Ness P.C.

York, Pennsylvania

March 24, 1999

                                    Exhibit 10(a)

                                  AMENDED AND RESTATED
                               CHANGE OF CONTROL AGREEMENT


     AGREEMENT made this 14th day of November, 1995, by and between DROVERS BANCSHARES CORPORATION and THE DROVERS & MECHANICS BANK, a Pennsylvania corporation and a Pennsylvania state chartered bank, respectively, each with offices in York, Pennsylvania, hereinafter collectively called "Company", and
A. RICHARD PUGH, hereinafter called "Executive."


                                      BACKGROUND


     Executive is employed by Company as President and Chief Executive Officer. In consideration of Executive's past and future services, Company entered into a Change of Control Agreement with Executive on September 28, 1994 ("Prior Agreement") to provide Executive compensation and other benefits upon his termination of employment after a corporate change of control.

     In consideration of the mutual covenants and agreements herein, and intending to be legally bound hereby, the parties agree to amend and restate the Prior Agreement as follows:

     1. TERM - The term of this Agreement shall commence on the date hereof and end on the earliest to occur of the following:

            (a)     Executive's death;

            (b) Executive's permanent disability resulting in his inability to fully perform or complete his duties as President and Chief Executive Officer for a period anticipated to exceed one hundred eighty 180) consecutive days, provided, however, that in the event Company maintains a long-term disability insurance plan on the date Executive becomes disabled, Executive's permanent disability shall be determined under the criteria of the insurance policy;

            (c)     Retirement at or after age sixty-five (65);

            (d) The date five (5) years after a Change of Control as defined in Section 2;

            (e) The date thirty-six (36) months after a Change of Control Termination as defined in Section 2.

            (f) The date eighteen (18) months after the termination of Executive's employment if there is no Change of Control as defined in Section 2 in the interim.

     However, if Executive's death, permanent disability or retirement, as defined above, occurs after a Change of Control Termination, this Agreement shall terminate on thirty-six (36) months after such Change of Control Termination.

     2. CHANGE OF CONTROL TERMINATION - Change of Control Termination shall be deemed to have occurred if there is a Change of Control regarding either or both corporations constituting Company and, during the Employment Security Period, either of the following occurs: (i) Company terminates the employment of Executive other than for Good Cause; or (ii) Executive terminates his employment with Company following a Change in Control and for Good Reason.

            (a) "Change of Control" with respect to the Drovers Bancshares Corporation or the Drovers & Mechanics Bank ("Target Company") shall mean the occurrence of any of the following:

                    (i)     the change in the Board of Directors
               of Target Company, during any twenty-four (24) month period endingon or after the date of this Agreement, if the individuals whowere directors of Target Company at the beginning of the period cease during such period to constitute at least a majority of the Board of Directors;

                   (ii) the commencement of a tender offer or exchange offer by any entity, person or group (including any affiliates of such entity, person or group, by other than an affiliate of Company) for twenty-five percent (25%) or more of the outstanding voting power of all capital stock of Target Company;

                  (iii)     the acquisition by any entity, person
               or group (including any affiliates of such entity, person or group) of beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, of Target Company capital stock entitled to twenty-five percent (25%) or more of the outstanding voting power of all capital stock of Target Company;

                   (iv)     the effective time of the merger,
               consolidation, division, share exchange, or any other transaction or a series of transactions outside the ordinary course of business ("Business Combination"), as a result of which the holders of the outstanding voting capital stock of Target Company immediately prior to such Business Combination, excluding any shareholder who is a party to the Business Combination (other than Company) or is such party' affiliate as defined in the Securities Exchange Act of 1934, hold less than seventy-five percent 75%) of the voting capital stock of the surviving or resulting corporation;

                   (v)      the transfer of substantially all of
               the Target Company's assets other than to a wholly owned subsidiary of Target Company.


            (b) "Employment Security Period" shall mean the period commencing eighteen (18) months prior to the Change of Control and ending five (5) years after the Change of Control.
(c) "Good Cause" shall mean the occurrence of one or more of the following events:

                   (i) Executive's willful engagement in gross misconduct that is materially injurious to Company;

                  (ii)     excessive alcohol or drug abuse by
               Executive which continually and materially interferes with Executive's ability to perform his duties as President and Chief Executive Officer;

                 (iii)     Executive's conviction or plea of nolo
               contendere of a crime involving fraud, misappro-priation, embezzlement or other violation of the law of like nature or severity;

                  (iv) The voluntary filing or application by Executive for relief in bankruptcy or other moratorium law, or for the appointment of a receiver, trustee or liquidator, or the making by Executive of a general assignment of all his assets for the benefit of creditors, which is not dismissed within sixty days, unless any such action or event is attributable to a judgment rendered against the Executive arising out of his charitable or civic activities.

                   (v)     Executive's willful failure to perform
               his duties as President and Chief Executive
               Officer in a manner generally consistent with his past service;


            (d) "Good Reason" shall mean the occurrence of one or more of the following without Executive's prior written consent:

                   (i)     an assignment to Executive of any
               duties materially inconsistent with his
               position as President and Chief Executive
               Officer;

                  (ii)     a reduction in Executive's fixed
               salary or elimination of, or material adverse modification to any incentive or other supplemental currently taxable compensation plan, except any such reduction, elimination or modification that is applied generally to senior executive officers of Company;

                 (iii) a relocation of Executive's principal executive office outside of York County, Pennsylvania, or any requirement that
               Executive be based other than at Company's principal executive offices in York, Pennsylvania, except on a temporary basis in the ordinary course of business;
                    (v)     termination or material adverse
               modification to any nonqualified deferred compensation plan in which Executive participates without substitution of comparable benefits, except any such termination or modification that is applied generally to senior executive officers who had such benefits.


     3. COMPENSATION AND BENEFITS - Upon a Change of Control Termination, Company shall provide Executive, in addition to any other rights or benefits to which Executive may be entitled by contract or under any policy or custom of Company, the following:

            (a) For a term commencing with such termination and extending for three (3) years thereafter, Company shall pay Executive an annual compensation equal to Executive's highest compensation received in that calendar year included with the period commencing with the calendar year in which this Agreement is executed initially and extending to the calendar year in which termination occurs (annualized as necessary). For purposes of the foregoing, "compensation" shall be (i) salary without reduction for any contribution to (aa) cash or (ii) deferred arrangements under
         Section 401(k) of the Internal Revenue Code of 1986, as amended [or successor provision] and (bb) any nonqualified deferred compensation plan, plus (ii) non-deferred incentive compensation (collectively "Compensation"), and shall be payable in equal installments with such frequency as Company customarily pays its payroll. For purposes of this paragraph (a), Executive's Compensation will be reduced, beginning with the first month following his re-employment with another employer, by fifty percent (50%) of the Form W-2 income, with the new employer. Executive shall have no obligation to mitigate his damages by seeking employment following his termination of employment with Company.

            (b) An amount equal to forty percent (40%) of his Compensation, payable in one lump sum at the time of termination, to compensate Executive for all expenses incurred by him in connection with any search for a new job and/or any relocation. Executive shall have no duty to demonstrate his need for, or to account for the use of, the disbursement of same.

            (c) Company shall provide, at its expense, for the continuation in full force and effect for a period ending upon the earlier to occur of Executive's death or three (3) years following the Change of Control Termination, all health, dental, life insurance and disability plans, programs and arrangements in which Executive was entitled to participate immediately prior to such termination, provided that his continued participation is possible under the terms and provisions of such plans, programs and arrangements, and under the laws and regulations applicable thereto. If Executive's participation in any plan, program or arrangement is barred, Company shall use its best efforts to obtain and pay for, on Executive's behalf, individual insurance policies, plans, programs or arrangements which provide benefits equivalent to those which Executive is entitled to receive prior to the date of termination. However, Company may, at any time, deny Executive coverage under a health, dental, life insurance or disability plan, program or arrangement, to the extent such coverage is duplicate of coverage provided Executive by any subsequent employer. At the end of the period of coverage, to the extent permitted by the plans and programs, Executive shall have the option to have assigned to him, any assignable insurance policy owned by Company and relating specifically to him, including, without limitation, CNA-Continental

         Assurance Company policy #3348167, #3363137 and #3393056 if then in force and owned by Company. Executive's right to continuation of health and medical coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, shall commence at the end of the three (3) year period following the Change of Control Termination.

            (d) Company shall provide, at its expense, for the continuation in full force and effect for a period ending upon the earlier to occur of Executive's death, retirement, or three (3) years following the Change of Control Termination, all pension, profit-sharing, savings, and nonqualified deferred compensation plan including the supplemental retirement income plan in which Executive was entitled to participate immediately prior to such termination, provided that his continued participation is possible under the terms and provisions of such plans, programs and arrangements, and under the laws and regulations applicable thereto. If Executive's participation in any plan, program or arrangement is barred, Executive shall be entitled to receive, upon a Change of Control Termination, a lump sum payable annually equal to the annual contribution, payments, credits or allocations Company would have provided him, to his account or on his behalf under such plan, program or arrangement had his participation and eligibility continued for the three (3) year period following termination.

            (e) Executive may exercise stock options issued to him pursuant to (i) the Drovers Bancshares Incentive Stock Option Plan as adopted by the Board of Directors on August 28, 1985 and as herein modified ("Stock Option Plan"), and (ii) Drovers Bancshares Corporation 1995 Stock Option Plan ("1995 Plan"). Such stock options shall be exercisable fully, and closing shall occur, within ninety
         (90) days of the Change of Control Termination whether or not:

                    (i)     A period of one (1) year has elapsed
               from the date of grant to the date of exercise, as required by Section 5, paragraph (c) of the Stock Option Plan, or any similar provision under the 1995 Plan.

                   (ii)     Any installment exercise terms as
               stipulated by the Stock Option Plan's administrative committee ("Committee") and any agreement issued under
               Section 5, paragraph (c) of the plan has been satisfied, or any similar stipulation under the 1995 Plan.

(iii)     The Committee has extended the option
               period upon Executive's termination pursuant to
               Section 5, paragraph (f) of the Stock Option Plan, or any similar Provision in the 1995 Plan. However, in no event shall Executive Exercise any stock option after the earlier of (i) ten (10) years from the date of grant, or (ii) the expiration of the option period as stipulated in an agreement issued under Section 5, paragraph (c) of the Stock Option Plan, or any similar provision in the 1995 Plan, as applicable to said option(s).

          The Committee shall authorize this acceleration of Executive's stock options under the Stock Option Plan by executing on the date of this Agreement the Stock Option Acceleration Authorization attached hereto as Exhibit A. A similar acceleration occurs under
          Section 8 of the 1995 Plan.

      4.    RIGHT TO HEARING.  In the event Company believes that a
Good Cause for termination of Executive's employment may exist, Company shall provide Executive with written notice of its intention to terminate for Good Cause and the facts upon which Company bases such belief, which notice shall be given at least sixty (60) days prior to the proposed effective date for the termination. For such termination to be effective, Executive shall be provided with an opportunity within the said sixty (60) day period to be heard by the Board of Directors of Company. Thereafter, the Board may at its discretion elect to terminate Executive's employment by majority vote.

      5. CONTINUANCE OF BENEFITS. If Executive has commenced receiving benefits hereunder, such benefits shall continue (subject however, to the specific terms and conditions applicable to each benefit as set forth herein), for the full term as provided in Section 3, above, notwithstanding that Executive subsequently dies, becomes permanently disabled, or retires at or after age sixty-five (65). Executive may, at any time and by written notice to Company in the form attached hereto as Exhibit B, name one or more beneficiaries of any such benefits in the event of his death; provided, however, that upon Executive's death, the distribution of Executive's benefits under a qualified pension plan shall be made in accordance with the terms, including any beneficiary designation provision, of such plan. A designation of beneficiary under this Agreement shall be effective on the date actually received by Company. If Executive fails to designate a beneficiary, or if no beneficiary survives Executive, the benefits provided herein shall be paid:

                                   (a)     to his surviving spouse;

                                   (b)     if there is no surviving spouse,
                               to his living descendants per stirpes; or

(c)     if there is neither a surviving spouse
                               nor  descendants, to his duly appointed and
qualified
                               executor or personal representative.

     6. NO LIMITATION UPON PAYMENTS - The parties believe that the benefits payable under Section 3, above, represent reasonable compensation for personal services and as such no portion thereof constitutes an "excess parachute payment" as defined in Section 280G of the Internal Revenue Code of 1986, as amended (or successor provision). The parties acknowledge that, should any portion be so characterized, substantial adverse tax consequences would result to both the payor (no tax deduction) and to the payee (excise tax). Nonetheless, the parties intend that the amounts be paid in full as provided herein, notwithstanding any such characterization and tax consequence.

     7. WITHHOLDING - Company may withhold from any benefits payable under this Agreement all federal, state, city or other taxes as shall be required pursuant to any law or governmental regulation or ruling.

     8. SOURCE OF PAYMENT - All payments provided under this Agreement may be paid in cash from the general funds of the Company and no special or separate fund shall be required to be established. Executive shall have no right, title or interest whatever in or to any investment which Company may make to fund its obligations hereunder. Nothing contained in this Agreement, and no action taken pursuant to its provisions, shall create or be construed to create a trust of any kind or a fiduciary relationship between Company and Executive or any other person.

     9. RABBI TRUST - The Company is establishing contemporaneously herewith that rabbi trust attached hereto as Exhibit "C" ("Trust"), to which it is contributing an initial corpus of $100. In the event of a change of control as defined herein, the Company shall, in accordance with the terms of the Trust, contribute thereto the amount described in Section 1(e) thereof. Thereafter, amounts payable hereunder shall be paid first from the assets of such Trust and the income thereon. To the extent that the assets of the Trust and the income thereon are insufficient, Company shall pay Executive the amount due hereunder.

     10. NONASSIGNABILITY - Neither this Agreement nor any right or interest hereunder shall, without Company's prior written consent, be subject to any sale, transfer, assignment, pledge, attachment, garnishment, or other alienation or encumbrance of any kind.

     11. ATTACHMENT - Except as required by law, the right to receive payments under this Agreement shall not be subject to anticipation, sale, encumbrance, charge, levy, or similar process or assignment by operation of law.

     12. SUCCESSORS AND ASSIGNS - This Agreement shall inure to the benefit of and be binding upon any corporate or other successor of the Company which shall acquire, directly or indirectly, by merger, acquisition, consolidation, purchase, or otherwise, all or substantially all of the assets of the Company, and shall otherwise inure to the benefit of and be binding upon the parties hereto and their respective heirs, executors, administrators, successors and assigns. Nothing in the Agreement shall preclude Company from consolidating or merging into or with or transferring all or substantially all of its assets to another person, provided such other person shall assume this Agreement and all obligations of Company hereunder. Upon such a consolidation, merger, or transfer of assets and assumption, the term "Company" as used herein, shall mean such other person and this Agreement shall continue in full force and effect.

     13. WAIVERS NOT TO BE CONTINUED - Any waiver by a party or any breach of this Agreement by another party shall not be construed as a continuing waiver or as a consent to any subsequent breach by the other party.

     14. NOTICES - All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered by hand or mailed by certified or registered mail, return receipt requested, with postage prepaid, to the following addresses or to such other address as either party may designate by like notice:

     A.     If to Executive, to:     A. Richard Pugh
                                     70 Walden Court
                                     York, PA  17404-9730

     B.     If to Company, to:       Drovers Bancshares Corporation
                                     30 South George Street
                                     York, PA  17401
and to such other or additional person or persons as either party shall have designated to the other party in writing by like notice.

     15. ARBITRATION - Any claim or controversy arising out of or relating to this Agreement or any breach thereof shall be settled by arbitration. Any such arbitration shall take place in York, Pennsylvania, in accordance with the rules of the American Arbitration Association. Judgment upon the written award rendered by a majority of the arbitrators may be entered in the Court having jurisdiction thereof. The written decision of a majority of the arbitrators shall be valid, binding, final, and nonappealable.

     16.    MISCELLANEOUS -

           (a) In the event that a party hereto wrongfully fails to perform its obligations hereunder as determined and evidenced by a final and nonappealable determination of a board of arbitration or court, as the case may be, such party shall thereupon be obligated to promptly pay and reimburse the other party hereto for its costs and expenses incurred (including attorney, accounting, actuary and other professional consultants) in enforcing its or his entitlements hereunder.

           (b) Executive shall be under no obligation to execute a covenant against competition as a condition to receive any benefit otherwise payable hereunder.

           (c)     Upon request, Executive shall promptly provide
         Company with information regarding his subsequent employment as contemplated herein, including that described in Section 3 hereof.

           (d) This Agreement constitutes the entire agreement between the parties with respect to the subject matter hereof, and supersedes and replaces all prior agreements between the parties. No amendment, waiver or termination of any of the provisions hereof shall be effective unless in writing and signed by the party against whom it is sought to be enforced. Any written amendment, waiver or termination hereof executed by Company and Executive shall be binding upon them and upon all other persons, without the necessity of securing the consent of any other person, and no person shall be deemed to be third-party beneficiary under this Agreement.

           (e) This Agreement shall not limit or infringe upon the right of Company to terminate the employment of Executive at any time, nor upon the right of Executive to terminate his employment with Company, each subject however to the specific provisions hereof.

           (f) "Person" as used in this Agreement means a natural person, joint venture, corporation, sole proprietorship, trust, estate, partnership, cooperative, association, non-profit organization or any other legal, cognizable entity.

           (g) This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same Agreement.

           (h) Except as otherwise expressly set forth herein, no failure on the part of any party hereto to exercise and no delay in exercising any right, power or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power or remedy hereunder preclude any other or further exercise thereof or the exercise of any other right, power or remedy.

           (i) The headings of the sections of this Agreement have been inserted for convenience of reference only and shall in no way restrict or modify any of the terms or provisions hereof.

           (j) This Agreement shall be governed and construed and the legal relationships of the parties determined in accordance with the laws of the Commonwealth of Pennsylvania applicable to be performed in the Commonwealth of Pennsylvania.

           (k) The obligation of Company hereunder shall be joint and several.

           (l) In the event that a party hereto wrongfully fails to perform its obligations hereunder as determined by a final and nonappealable determination of a board of arbitrator or court, such party shall thereupon be obligated to promptly pay and reimburse the other party hereto for its costs and expenses incurred (including attorney, accounting, actuary and other profesional consultants) in enforcing its or his entitlements hereunder.

ATTEST:                             COMPANY:
                                    DROVERS BANCSHARES CORPORATION


______________________________      By____________________________________



ATTEST:                             THE DROVERS & MECHANICS BANK


______________________________      By____________________________________


WITNESS:                            EXECUTIVE


______________________________     ________________________________(SEAL)
                                    A. Richard Pugh

                                      EXHIBIT A


                          STOCK OPTION ACCELERATION AUTHORIZATION



     Pursuant to Section 5(c) of the Drovers Bancshares Incentive Stock Option Plan ("Plan"), dated August 28, 1985, the Committee under said Plan hereby authorizes the acceleration of A. Richard Pugh's stock options under the Plan to the extent described in Section 3(e) of the Amended and Restated Change of Control Agreement by and between Drovers Bancshares Corporation, Drovers & Mechanics Bank, and A. Richard Pugh, dated ______________, 1995.



__________________________________     __________________________________




__________________________________     __________________________________




Dated: ___________________________

                                     EXHIBIT B


                               BENEFICIARY DESIGNATION FORM



     I hereby designate the person(s) named below as beneficiary (or beneficiaries) to receive all amounts payable under the Amended and Restated Change of Control Agreement by and between Drovers Bancshares Corporation and Drovers & Mechanics Bank ("Company"), and
A. Richard Pugh, dated ______________, 1995, which have not been paid at the date of my death.

     Name of Beneficiary:               Address:





     I acknowledge that this Beneficiary Designation shall become effective on the date actually received by Company and shall render all prior Beneficiary Designations, if any, void.


WITNESS


__________________________________     _____________________________(SEAL)
                                       A. Richard Pugh




Date received by Company:

__________________________________




COMPANY


__________________________________

                                    Exhibit 10(b)


                               AMENDED AND RESTATED
              THE DROVERS & MECHANICS BANK SUPPLEMENTAL PENSION PLAN
                               FOR A. RICHARD PUGH


     In consideration of your services with The Drovers & Mechanics
Bank ("Employer"), Employer adopted The Drovers & Mechanics Bank Supplemental Pension Plan for A. Richard Pugh dated September 28,1994 ("Prior Plan") for the purpose of providing you and/or your beneficiary pension benefits ("Supplemental Pension") and death benefits ("Supplemental Death Benefit") in addition to the annual salary and the pension and welfare benefits to which you and/or your beneficiary may be entitled under pension and welfare benefit plans, programs or arrangements of Employer or its affiliate(s). Employer hereby amends and restates said Prior Plan as follows:


1. DEFINITIONS. As used herein, the following words and phrases shall have the meanings described below:

     1.1 "Actual Retirement Date" means the first day of the month following your retirement.

     1.2 "Annual Salary" means your average annual compensation, including non-deferred incentive pay, without reduction for
             (i) any contribution to cash or deferred arrangements under
             Section 401(k) of the Internal Revenue Code of 1986, as amended (or successor provision) or (ii) any nonqualified deferred compensation plan, as reported for those three (3) full calendar years included within the five (5) full calendar years immediately preceding the calendar year of your Actual Retirement Date, in which your annual compensation was the greatest.

     1.3 "Early Retirement Date" means the first day of the month following your sixty-second (62nd) birthday.

     1.4 "Normal Retirement Date" means the first day of the month following your sixty-fifth (65th) birthday.

     1.5 "Pension Plan" means The Drovers & Mechanics Pension Plan, as in effect from time to time.

     1.6 "Supplemental Pension" means the projected pension hereunder at your Normal Retirement Date which when added to your then primary social security amount and your then projected pension from the Pension Plan will yield an annual benefit equal to the "Target Percentage" of your Annual Salary. The Target Percentage at Normal Retirement Date is 65% and at any other time is adjusted from 65% by use of the actuarial assumptions, methods and computational techniques then utilized by the Pension Plan ("Adjusted Target Percentage").

     1.7 "Supplemental Death Benefit" means the death benefit as defined in Section 3.

2.   SUPPLEMENTAL PENSION

     2.1 Normal Retirement. If you retire on your Normal Retirement Date, Employer shall pay to you a Supplemental Pension in the form of a ten year term certain and life payout, or as otherwise selected by you under Section 4 hereof.

     2.2     Early or Late Retirement.  Except as provided to the contrary in
             Section 5.2 below, if you retire or otherwise terminate Employment prior to attaining age 62, no benefits shall be payable under this Plan. If you retire after having attained age 62 and other than on your Normal Retirement Date, Employer shall pay you, commencing at your Actual Retirement Date, a Supplemental Pension calculated using your Adjusted Target Percentage.

     2.3 Notice. In the event of an early retirement, you shall provide Employer at least six months advance written notice of your Actual Retirement Date.

3. SUPPLEMENTAL DEATH BENEFIT. If, upon your death prior to Actual Retirement Date, your surviving spouse is entitled to receive a death benefit under the Pension Plan, your spouse shall receive a Supplemental Death Benefit hereunder, which shall be calculated in accordance with the provisions of the Pension Plan substituting, however, the Adjusted Target Percentage for the percentage specified in the Pension Plan, with the result then reduced by the Pension Plan death benefit and the social security benefit, and payable in the same manner as the Pension Plan benefit.

4. PAYMENT OPTIONS. Insofar as the Pension Plan permits the making of elections as to the mode of payment of benefits, such election by you will likewise apply with respect to the manner of payment and the amount of the Supplemental Pension, using the actuarial equivalency rules specified in the Pension Plan for optional forms of benefits.

5. TRUST. The Employer is establishing contemporaneously herewith that trust attached hereto as Exhibit "A" ("Trust"), to which it is contributing an initial corpus of $100. In the event of a change of control as defined in that Amended and Restated Change of Control
     Agreement dated         , 1995, by and between the parties hereto, the
     Employer shall, in accordance with the terms of the Trust, contribute thereto the amount described in Section 1(e) thereof. Thereafter, amounts payable hereunder shall be paid first from the assets of such Trust and the income thereon. To the extent that the assets of the Trust and the income thereon are insufficient, Employer shall pay Executive the amount due hereunder.

6. AMENDMENT AND TERMINATION. This Plan may be terminated, amended or modified by Employer, provided however:

     6.1 No such amendment shall reduce the Supplemental Pension and/or the Supplemental Death Benefit which (a) has commenced prior to the effective date of such amendment, modification or termination or (b) would be payable if you had attained age 62 and had retired on the day immediately prior to such effective date, provided however, the benefit so determined shall not commence until you actually attain age 62 and if you die in the interim, the benefit shall be the death benefit determined in accordance with the provisions hereof.

             6.2 In the event of a Change of Control, this Plan may not be amended to reduce the Supplemental Pension and/or the Supplemental Death Benefit and may not be terminated during the Employment Security Period and the benefits shall continue to accrue thereunder in accordance with the provisions of the Change of Control Agreement and hereof. The terms "Change of Control", "Employment Security Period" and "Change of Control Termination" shall have the meaning provided under the Amended and Restated Change of Control Agreement by and between Drovers Bancshares Corporation, Drovers & Mechanics Bank, and A. Richard Pugh, dated,______________, 1995. If you suffer a Change of Control Termination prior to attaining Early Retirement Date, you shall receive a Supplemental Pension commencing at Early Retirement
             Date based on your Adjusted Target Percentage and your Annual Salary as defined in Section 1.2 above determined as of the date of your Change of Control Termination rather than Actual Retirement Date. Benefits so calculated shall commence on your Early Retirement Date rather than your Actual Retirement Date.


7.   MISCELLANEOUS

     7.1 In the event that a party hereto wrongfully fails to perform its obligations hereunder as determined by a final and nonappealable determination of a board of arbitrator or court, such party shall thereupon be obligated to promptly pay and reimburse the other party hereto for its costs and expenses incurred (including attorney, accounting, actuary and other professional consultants) in enforcing its or his entitlements hereunder.

     7.2 Nothing herein (a) shall be deemed to exclude you from any compensation, pension, stock option, incentive pay or other benefits to which you otherwise are or might become entitled to as an employee of Employer, or (b) shall be construed as conferring on you the right to continue in the employ of Employer.

     7.3 Any amounts payable hereunder shall not be deemed salary or other compensation to you for the purposes of computing benefits to which you may be entitled under the Pension Plan or any other plan, program or arrangement of Employer for the benefit of its employees.

     7.4 The rights and obligations hereunder shall be binding on you and your beneficiary and on the successor and assigns of Employer.

     7.5 Employer shall be responsible for the general operation and administration of this Plan.

     7.6 This Plan shall be unfunded and no provision shall at any time be made with respect to segregating any assets of Employer for payment of any benefits hereunder. No person will have any interest in any assets of Employer by reason of the right to receive a benefit hereunder. You, your surviving spouse, and any other beneficiary, will have only the rights of a general unsecured creditor of Employer with respect to any rights hereunder.

     7.7 The rights and interests hereunder shall not, unless with Employer's prior written consent, be subject to any sale, transfer, assignment, pledge, attachment, garnishment, or other alienation or encumbrance of any kind.

     7.8 Except as required by law, the right to receive payments hereunder shall not be subject to anticipation, sale, encumbrance, charge, levy, or similar process or assignment by operation of law.

     7.9 The headings of the sections of this Plan have been inserted for convenience of reference only and shall in no way restrict or modify any of the terms or provisions hereof.

    7.10 This Plan shall be administered and construed in accordance with the laws of the Commonwealth of Pennsylvania.

   IN WITNESS WHEREOF, Employer has caused this Plan to be executed this_____________day of __________________, 1995.


ATTEST:                             EMPLOYER:
                                    THE DROVERS & MECHANICS BANK



______________________________ By____________________________________

                                 FIRST AMENDMENT TO
                           THE DROVERS AND MECHANICS BANK
                            SUPPLEMENTAL PENSION PLAN FOR
                        A. RICHARD PUGH (AMENDED AND RESTATED)


     By this Agreement, the undersigned hereby amend that Amended and Restated Supplemental Pension Plan dated November 14, 1995
("Plan"), effective as of January 1, 1996.
     1.     Section 4 of the Plan is hereby amended and restated in
its entirety to read as follows:
           "4.     Payment Options.  Insofar as the Pension Plan permits the
     making of elections as to the mode of payment of benefits, such election by you will likewise apply with respect to the manner of payment and the amount of the Supplemental Pension, using the actuarial equivalency rules specified in the Pension Plan for optional forms of benefits, provided however and the foregoing to the contrary notwithstanding, there shall be no option hereunder for payment of benefits in a lump sum."
     2. In all other respects, the Agreement as herein modified shall remain in full force and effect.
     IN WITNESS WHEREOF, and intending to be legally bound hereby, the parties have set their hands and seals this 19th day of January, 1996, effective for all purposes as of January 1, 1996.

                                    EMPLOYER:
ATTEST:                             THE DROVERS & MECHANICS BANK


                                    By____________________________
George L. F. Guyer, Jr.             Richard M. Linder
Senior Vice President and           Chairman of the Board
Secretary


WITNESS:                            EMPLOYEE:


______________________________                                    (SEAL)
                                    A. Richard Pugh

                                  Exhibit 10(c)

                            CHANGE OF CONTROL AGREEMENT


AGREEMENT made this ____ day of December, 1998, by and between DROVERS BANCSHARES CORPORATION and THE DROVERS & MECHANICS BANK, a Pennsylvania corporation and a Pennsylvania state chartered bank, respectively, each with offices in York, Pennsylvania, hereinafter collectively called "Company", and "Named Executive Vice President", hereinafter called "Executive."

                                     BACKGROUND

     Executive is employed by Company as an Executive Vice President. In consideration of Executive's past and future services, Company wishes to enter into a Change of Control Agreement with Executive to provide Executive compensation and other benefits in the event of his or her termination of employment after a corporate change of control.

     In consideration of the mutual covenants and agreements herein, and Intending to be legally bound hereby, the parties agree as follows:

     1. TERM - The term of this Agreement shall commence on the date hereof and end on the earliest to occur of the following:

            (a)     Executive's death;

            (b) Executive's permanent disability resulting in his inability to fully perform or complete his or her duties as Executive Vice President for a period anticipated to exceed one hundred eighty
     (180) consecutive days, provided, however, that in the event Company maintains a long-term disability insurance plan on the date Executive becomes disabled, Executive's permanent disability shall be determined under the criteria of the insurance policy;

            (c)     Retirement at or after age sixty-five (65);

            (d) The date two (2) years after a Change of Control as defined in Section 2;

            (e) The date eighteen (18) months after a Change of Control Termination as defined in Section 2.

            (f) The date twelve (12) months after the termination of Executive's employment if there is no Change of Control as defined in
     Section 2 in the interim.

     However, if Executive's death, permanent disability or retirement, as defined above, occurs after a Change of Control Termination, this Agreement shall terminate on eighteen (18) months after such Change of Control Termination.

     2. CHANGE OF CONTROL TERMINATION - Change of Control Termination shall be deemed to have occurred if there is a Change of Control regarding either or both corporations constituting Company and, during the Employment Security Period, either of the following occurs: (i) Company terminates the employment of Executive other than for Good Cause; or (ii) Executive terminates his or her employment with Company following a Change in Control and for Good Reason.

            (a) "Change of Control" with respect to the Drovers Bancshares Corporation or the Drovers & Mechanics Bank ("Target Company") shall mean the occurrence of any of the following:

                    (i) the change in the Board of Directors of Target Company, during any twenty-four (24) month period ending on or after the date of this Agreement, if the individuals who were directors of Target Company at the beginning of the period cease during such period to constitute at least a majority of the Board of Directors;

                   (ii) the commencement of a tender offer or exchange offer by any entity, person or group (including any affiliates of such entity, person or group, by other than an affiliate of Company) for twenty-five percent (25%) or more of the outstanding voting power of all capital stock of Target Company;

                  (iii)     the acquisition by any entity, person
            or group (including any affiliates of such entity, person or group) of beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, of Target Company capital stock entitled to twenty-five percent (25%) or more of the outstanding voting power of all capital stock of Target Company;

                   (iv)     the effective time of the merger,
            consolidation, division, share exchange, or any other transaction or a series of transactions outside the ordinary course of business ("Business Combination"), as a result of which the holders of the outstanding voting capital stock of Target Company immediately prior to such Business Combination, excluding any shareholder who is a party to the Business Combination (other than Company) or is such party' affiliate as defined in the Securities Exchange Act of 1934, hold less than seventy-five percent (75%) of the voting capital stock of the surviving or resulting corporation;

                    (v)     the transfer of substantially all of
            the Target Company's assets other than to a wholly owned subsidiary of Target Company.

            (b) "Employment Security Period" shall mean the period commencing twelve (12) months prior to the Change of Control and ending two (2) years after the Change of Control.

            (c) "Good Cause" shall mean the occurrence of one or more of the following events:

                    (i) Executive's willful engagement in gross misconduct that is materially injurious to Company;

                   (ii) excessive alcohol or drug abuse by Executive which continually and materially interferes with Executive's ability to perform his duties as Executive Vice President;

                  (iii) Executive's conviction or plea of nolo contendere of a crime involving fraud, misappropriation, embezzlement or other violation of the law of like nature or severity;

                   (iv) The voluntary filing or application by Executive for relief in bankruptcy or other moratorium law, or for the appointment of a receiver, trustee or liquidator, or the making by Executive of a general assignment of all his or her assets for the benefit of creditors, which is not dismissed within sixty days, unless any such action or event is attributable to a judgment rendered against the Executive arising out of his or her charitable or civic activities.

                    (v) Executive's willful failure to perform his or her duties as Executive Vice President in a manner generally consistent with his or her past service;

            (d) "Good Reason" shall mean the occurrence of one or more of the following without Executive's prior written consent:

                    (i) an assignment to Executive of any duties materially inconsistent with his or her position as Executive Vice President;

                   (ii) a reduction in Executive's fixed salary or elimination of, or material adverse modification to any incentive or other supplemental currently taxable compensation plan, except any such reduction, elimination or modification that is applied generally to senior executive officers of Company;

                  (iii) a relocation of Executive's principal executive office outside of York County, Pennsylvania, or any requirement that Executive be based other than at Company's principal executive offices in York, Pennsylvania, except on a temporary basis in the ordinary course of business;

                   (iv)     a termination or material adverse
            modification to any nonqualified deferred compensation plan in which Executive participates without substitution of comparable benefits, except any such termination or modification that is applied generally to senior executive officers who had such benefits.

     3. COMPENSATION AND BENEFITS - Upon a Change of Control Termination, Company shall provide Executive, in addition to any other rights or benefits to which Executive may be entitled by contract or under any policy or custom of Company, the following:

            (a) For a term commencing with such termination and extending for eighteen (18) months thereafter, Company shall pay Executive an annual compensation equal to Executive's highest compensation received in that calendar year included with the period commencing with the calendar year in which this Agreement is executed initially and extending to the calendar year in which termination occurs (annualized as necessary). For purposes of the foregoing, "compensation" shall be (i) salary without reduction for any contribution to (aa) cash or deferred arrangements under Section 401(k) of the Internal Revenue Code of 1986, as amended [or successor provision] and (bb) any nonqualified deferred compensation plan, plus (ii) non-deferred incentive compensation (collectively "Compensation"), and shall be payable in equal installments with such frequency as Company customarily pays its payroll. For purposes of this paragraph (a), Executive's Compensation will be reduced, beginning with the first month following his re-employment with another employer, by fifty percent (50%) of the Form W-2 income, with the new employer. Executive shall have no obligation to mitigate his or her damages by seeking employment following his or her termination of employment with Company.

            (b) Company shall provide, at its expense, for the continuation in full force and effect for a period ending upon the earlier to occur of Executive's death or eighteen (18) months following the Change of Control Termination, all health, dental, life insurance and disability plans, programs and arrangements in which Executive was entitled to participate immediately prior to such termination, provided that his or her continued participation is possible under the terms and provisions of such plans, programs and arrangements, and under the laws and regulations applicable thereto. If Executive's participation in any plan, program or arrangement is barred, Company shall use its reasonable best efforts to obtain and pay for, on Executive's behalf, individual insurance policies, plans, programs or arrangements which provide benefits equivalent to those which Executive is entitled to receive prior to the date of termination. However, Company may, at any time, deny Executive coverage under a health, dental, life insurance or disability plan, program or arrangement, to the extent such coverage is duplicate of coverage provided Executive by any subsequent employer. At the end of the period of coverage, to the extent permitted by the plans and programs, Executive shall have the option to have assigned to him or her, any assignable insurance policy owned by Company and relating specifically to him or her. Executive's right to continuation of health and medical coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, shall commence at the end of the eighteen (18) month period following the Change of Control Termination.

            (c) Company shall provide, at its expense, for the continuation in full force and effect for a period ending upon the earlier to occur of Executive's death, retirement, or eighteen (18) months following the Change of Control Termination, all pension, profit-sharing, savings, and nonqualified deferred compensation plan including the supplemental retirement income plan in which Executive was entitled to participate immediately prior to such termination, provided that his or her continued participation is possible under the terms and provisions of such plans, programs and arrangements, and under the laws and regulations applicable thereto. If Executive's participation in any plan, program or arrangement is barred, Executive shall be entitled to receive, upon a Change of Control Termination, a lump sum payable annually equal to the annual contribution, payments, credits or allocations Company would have provided him or her, to his or her account or on his or her behalf under such plan, program or arrangement had his or her participation and eligibility continued for the eighteen (18) month period following termination.

            (d) Executive may exercise stock options issued to him or her pursuant to (i) the Drovers Bancshares Incentive Stock Option Plan as adopted by the Board of Directors on August 28, 1985 and as herein modified ("Stock Option Plan"), and (ii) Drovers Bancshares Corporation 1995 Stock Option Plan ("1995 Plan"). Such stock options shall be exercisable fully, and closing shall occur, within ninety (90) days of the Change of Control Termination whether or not:

                   (i) A period of one (1) year has elapsed from the date of grant to the date of exercise, as required by
            Section 5, paragraph (c) of the Stock Option Plan, or any similar provision under the 1995 Plan.

                  (ii) Any installment exercise terms as stipulated by the Stock Option Plan's administrative committee
            ("Committee") and any agreement issued under Section 5, paragraph (c) of the plan has been satisfied, or any similar stipulation under the 1995 Plan.

                 (iii) The Committee has extended the option period upon Executive's termination pursuant to Section 5, paragraph (f) of the Stock Option Plan, or any similar provision in the 1995 Plan. However, in no event shall Executive exercise any stock option after the earlier of
            (i) ten (10) years from the date of grant, or (ii) the expiration of the option period as stipulated in an agreement issued under Section 5, paragraph (c) of the Stock Option Plan, or any similar provision in the 1995 Plan, as applicable to said option(s).

     The Committee shall authorize this acceleration of Executive's stock options under the Stock Option Plan by executing on the date of this Agreement the Stock Option Acceleration Authorization attached hereto as Exhibit A. A similar acceleration occurs under Section 8 of the 1995 Plan.

     4. RIGHT TO HEARING - In the event Company believes that a Good Cause for termination of Executive's employment may exist, Company shall provide Executive with written notice of its intention to terminate for Good Cause and the facts upon which Company bases such belief, which notice shall be given at least sixty (60) days prior to the proposed effective date for the termination. For such termination to be effective, Executive shall be provided with an opportunity within the said sixty (60) day period to be heard by the Board of Directors of Company. Thereafter, the Board may at its discretion elect to terminate Executive's employment by majority vote.

     5. CONTINUANCE OF BENEFITS - If Executive has commenced receiving benefits hereunder, such benefits shall continue (subject however, to the specific terms and conditions applicable to each benefit as set forth herein), for the full term as provided in Section 3, above, notwithstanding that Executive subsequently dies, becomes permanently disabled, or retires at or after age sixty-five (65). Executive may, at any time and by written notice to Company in the form attached hereto as Exhibit B, name one or more beneficiaries of any such benefits in the event of his or her death; provided, however, that upon Executive's death, the distribution of Executive's benefits under a qualified pension plan shall be made in accordance with the terms, including any beneficiary designation provision, of such plan. A designation of beneficiary under this Agreement shall be effective on the date actually received by Company. If Executive fails to designate a beneficiary, or if no beneficiary survives Executive, the benefits provided herein shall be paid:

                        (a)     to his or her surviving spouse;

                        (b)     if there is no surviving spouse, to his
                    or her living descendants per stirpes; or
                        (c) if there is neither a surviving spouse nor descendants, to his or her duly appointed and qualified executor or personal representative.

     6. NO LIMITATION UPON PAYMENTS - The parties believe that the benefits payable under Section 3, above, represent reasonable compensation for personal services and as such no portion thereof constitutes an "excess parachute payment" as defined in Section 280G of the Internal Revenue Code of 1986, as amended (or successor provision). The parties acknowledge that, should any portion be so characterized, substantial adverse tax consequences would result to both the payor (no tax deduction) and to the payee (excise tax). Nonetheless, the parties intend that the amounts be paid in full as provided herein, notwithstanding any such characterization and tax consequence.

     7. WITHHOLDING - Company may withhold from any benefits payable under this Agreement all federal, state, city or other taxes as shall be required pursuant to any law or governmental regulation or ruling.

     8. SOURCE OF PAYMENT - All payments provided under this Agreement may be paid in cash from the general funds of the Company and no special or separate fund shall be required to be established. Executive shall have no right, title or interest whatever in or to any investment which Company may make to fund its obligations hereunder. Nothing contained in this Agreement, and no action taken pursuant to its provisions, shall create or be construed to create a trust of any kind or a fiduciary relationship between Company and Executive or any other person.

     9. RABBI TRUST - The Company has established a rabbi trust at Hershey Trust Company. In the event of a change of control as defined herein, the Company shall, in accordance with the terms of the Trust, contribute thereto the amount described in Section 1(e) thereof. Thereafter, amounts payable hereunder shall be paid first from the assets of such Trust and the income thereon. To the extent that the assets of the Trust and the income thereon are insufficient, Company shall pay Executive the amount due hereunder.

    10. NONASSIGNABILITY - Neither this Agreement nor any right or interest hereunder shall, without Company's prior written consent, be subject to any sale, transfer, assignment, pledge, attachment, garnishment, or other alienation or encumbrance of any kind.

    11. ATTACHMENT - Except as required by law, the right to receive payments under this Agreement shall not be subject to anticipation, sale, encumbrance, charge, levy, or similar process or assignment by operation of law.

    12. SUCCESSORS AND ASSIGNS - This Agreement shall inure to the benefit of and be binding upon any corporate or other successor of the Company which shall acquire, directly or indirectly, by merger, acquisition, consolidation, purchase, or otherwise, all or substantially all of the assets of the Company, and shall otherwise inure to the benefit of and be binding upon the parties hereto and their respective heirs, executors, administrators, successors and assigns. Nothing in the Agreement shall preclude Company from consolidating or merging into or with or transferring all or substantially all of its assets to another person, provided such other person shall assume this Agreement and all obligations of Company hereunder. Upon such a consolidation, merger, or transfer of assets and assumption, the term "Company" as used herein, shall mean such other person and this Agreement shall continue in full force and effect.

    13. WAIVERS NOT TO BE CONTINUED - Any waiver by a party or any breach of this Agreement by another party shall not be construed as a continuing waiver or as a consent to any subsequent breach by the other party.

    14. NOTICES - All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered by hand or mailed by certified or registered mail, return receipt requested, with postage prepaid, to the following addresses or to such other address as either party may designate by like notice:

     A.     If to Executive, to:       "Named Executive Vice President"


     B.     If to Company, to:         Drovers Bancshares Corporation
                                       30 South George Street
                                       York, PA  17401

and to such other or additional person or persons as either party shall have designated to the other party in writing by like notice.

    15. ARBITRATION - Any claim or controversy arising out of or relating to this Agreement or any breach thereof shall be settled by arbitration. Any such arbitration shall take place in York, Pennsylvania, in accordance with the rules of the American Arbitration Association. Judgment upon the written award rendered by a majority of the arbitrators may be entered in the Court having jurisdiction thereof. The written decision of a majority of the arbitrators shall be valid, binding, final, and nonappealable.

    16.     MISCELLANEOUS -

            (a)     In the event that a party hereto
       wrongfully fails to perform its obligations hereunder as determined and evidenced by a final and nonappealable determination of a board of arbitration or court, as the case may be, such party shall thereupon be obligated to promptly pay and reimburse the other party hereto for its costs and expenses incurred (including attorney, accounting, actuary and other professional consultants) in enforcing its or his entitlements hereunder.

            (b) Executive shall be under no obligation to execute a covenant against competition as a condition to receive any benefit otherwise payable hereunder.

            (c) Upon request, Executive shall promptly provide Company with information regarding his subsequent employment as contemplated herein, including that described in Section 3 hereof.

            (d) This Agreement constitutes the entire agreement between the parties with respect to the subject matter hereof, and supersedes and replaces all prior agreements between the parties. No amendment, waiver or termination of any of the provisions hereof shall be effective unless in writing and signed by the party against whom it is sought to be enforced. Any written amendment, waiver or termination hereof executed by Company and Executive shall be binding upon them and upon all other persons, without the necessity of securing the consent of any other person, and no person shall be deemed to be third-party beneficiary under this Agreement.

            (e) This Agreement shall not limit or infringe upon the right of Company to terminate the employment of Executive at any time, nor upon the right of Executive to terminate his or her employment with Company, each subject however to the specific provisions hereof.

            (f) "Person" as used in this Agreement means a natural person, joint venture, corporation, sole proprietorship, trust, estate, partnership, cooperative, association, non-profit organization or any other legal, cognizable entity.

            (g) This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same Agreement.

            (h) Except as otherwise expressly set forth herein, no failure on the part of any party hereto to exercise and no delay in exercising any right, power or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power or remedy hereunder preclude any other or further exercise thereof or the exercise of any other right, power or remedy.

            (i) The headings of the sections of this Agreement have been inserted for convenience of reference only and shall in no way restrict or modify any of the terms or provisions hereof.

            (j) This Agreement shall be governed and construed and the legal relationships of the parties determined in accordance with the laws of the Commonwealth of Pennsylvania applicable to contracts executed and to be performed in the Commonwealth of Pennsylvania.

            (k) The obligation of Company hereunder shall be joint and several.

            (l) In the event that a party hereto wrongfully fails to perform its obligations hereunder as determined by a final and nonappealable determination of a board of arbitrator or court, such party shall thereupon be obligated to promptly pay and reimburse the other party hereto for its costs and expenses incurred (including attorney, accounting, actuary and other professional consultants) in enforcing its or his entitlements hereunder.

       This Agreement replaces that Change of Control Agreement entered into by and among them on August 31, 1998; therefore, that Agreement is hereby revoked.

ATTEST:                             COMPANY:
                                    DROVERS BANCSHARES CORPORATION

______________________________      By____________________________________

ATTEST:                             THE DROVERS & MECHANICS BANK


______________________________      By____________________________________


WITNESS:                            EXECUTIVE


______________________________      ________________________________(SEAL)
                                    "Named Executive Vice President"

                                   EXHIBIT A


                     STOCK OPTION ACCELERATION AUTHORIZATION



     Pursuant to Section 5(c) of the Drovers Bancshares Incentive Stock Option Plan ("Plan"), dated August 28, 1985, the Committee under said Plan hereby authorizes the acceleration of "Named Executive Vice President"'s stock options under the Plan to the extent described in Section 3(e) of the Change of Control Agreement by and between Drovers Bancshares Corporation, Drovers & Mechanics Bank, and "Named Executive Vice President", dated December __, 1998.



__________________________________      __________________________________
Robert L. Myers, Jr.                    Frank Motter



__________________________________      __________________________________
Harlowe R. Prindle                      George W. Hodges



Dated: ___________________________

                                     EXHIBIT B


                            BENEFICIARY DESIGNATION FORM



     I hereby designate the person(s) named below as beneficiary (or beneficiaries) to receive all amounts payable under the Change of Control Agreement by and between Drovers Bancshares Corporation and Drovers & Mechanics Bank ("Company"), and "Named Executive Vice President", dated
December ___, 1998, which have not been paid at the date of my death.

     Name of Beneficiary:                     Address:


     I acknowledge that this Beneficiary Designation shall become effective on the date actually received by Company and shall render all prior Beneficiary Designations, if any, void.


WITNESS

__________________________________      _____________________________(SEAL)
                                        "Named Executive Vice President"




Date received by Company:

__________________________________




COMPANY


__________________________________