Form 10-Q
period 1999-03-31
DROVERS BANCSHARES CORP
filed 1999-05-13
CIK 703109

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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



               Class                      Outstanding at March 31, 1999
           Common Stock                            4,695,606 Shares

Drovers Bancshares Corporation and Subsidiaries
CONTENTS
PART I  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

  Consolidated Statements of Condition ...................................  3
   March 31, 1999 and December 31, 1998

  Consolidated Statements of Income ......................................  4
   Three Months Ended March 31, 1999 and 1998

  Consolidated Statements of Comprehensive Income ........................  5
   Three Months Ended March 31, 1999 and 1998

  Consolidated Statements of Cash Flows ..................................  6
   Three Months Ended March 31, 1999 and 1998

  Notes to Consolidated Financial Statements .............................  7

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ............................ 11

PART II  OTHER INFORMATION
 SIGNATURES .............................................................. 17

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CONDITION
(In thousands)

                                                          MARCH 31,  DEC 31,
ASSETS                                                       1999      1998
Cash and due from banks ................................  $ 15,914   $ 24,145
Money market investments ...............................       516        479
Investment securities (fair value $172,804 and $162,556)   171,998    161,619

Loans (net of unearned income of $3,210 and $3,253) ....   408,064    390,109
Reserve for loan losses ................................     4,114      3,912
                                                          ___________________
Net loans ..............................................   403,950    386,197

Bank premises and equipment ............................    15,916     15,901
Other assets ...........................................    10,321      9,452
                                                          ___________________
TOTAL ASSETS ...........................................  $618,615   $597,793
                                                          ===================
LIABILITIES
Deposits:
Noninterest-bearing ....................................  $ 48,273   $ 55,339
Interest-bearing .......................................   421,840    402,333
                                                          ___________________
Total deposits .........................................   470,113    457,672
Federal funds purchased and securities sold under
 agreements to repurchase ..............................    22,413     23,325
Other borrowings .......................................    69,769     62,830
Other liabilities ......................................     7,021      5,773
                                                          ___________________
TOTAL LIABILITIES ......................................   569,316    549,600

SHAREHOLDERS' EQUITY
Common stock($3.33 par value), 15,000,000 shares
authorized; issued and outstanding--4,695,606 shares
in 1999 and 4,468,461 shares in 1998 ...................    14,892     14,881
Additional paid-in capital .............................    18,902     18,891
Retained earnings ......................................    14,448     13,173
Accumulated other comprehensive income..................     1,057      1,248
                                                          ___________________
TOTAL SHAREHOLDERS' EQUITY .............................    49,299     48,193
                                                          ___________________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............  $618,615   $597,793
                                                          ===================

See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)          THREE MONTHS
                                              ENDED MARCH 31,
                                              1999      1998
INTEREST INCOME
Interest and fees on loans ................  $8,113   $7,170
Interest on deposits with banks ...........       7        5
Interest and dividends on
 investment securities ....................   2,528    2,806
                                             ________________
Total interest income .....................  10,648    9,981
INTEREST EXPENSE
Interest on deposits ......................   4,348    4,195
Federal funds purchased and securities
 sold under agreements to repurchase ......     220      365
Interest on borrowed funds ................     895      731
                                             ________________
Total interest expense ....................   5,463    5,291
                                             ________________
Net interest income .......................   5,185    4,690
Provision for loan losses .................     363      239
                                             ________________
Net interest income after
 provision for loan losses ................   4,822    4,451
OTHER INCOME
Trust income ..............................     338      270
Service charges on deposit accounts .......     434      375
Securities gains ..........................      63      222
Net gains on loan sales ...................     349      247
Equity in losses of real estate ventures...     -54      -37
Other .....................................     302      253
                                             ________________
Total other income ........................   1,432    1,330
OTHER EXPENSES
Salaries and employee benefits ............   2,219    2,016
Occupancy and premises ....................     304      251
Furniture and equipment ...................     341      295
Marketing .................................     174      151
Net cost of operation
 of other real estate .....................      -1        6
Supplies ..................................     155      119
Other taxes ...............................     109       96
Other .....................................     754      763
                                             ________________
Total other expenses ......................   4,055    3,697
                                             ________________
Income before income taxes ................   2,199    2,084
Applicable income taxes ...................     387      476
                                             ________________
NET INCOME ................................  $1,812  $ 1,608
                                             ================
PER SHARE DATA

Net income ................................  $ 0.39   $ 0.34
                                             ================
Net income, assuming dilution..............  $ 0.38   $ 0.34
                                             ================
Dividends .................................  $ 0.11   $ 0.10
                                             =================
See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)                                                THREE MONTHS
                                                             ENDED MARCH 31,
                                                           1999        1998
_____________________________________________________________________________
Net income ............................................  $1,812       $1,608
Other comprehensive income:
Unrealized gains (losses) on securities arising during
  period ..............................................    -265          288
Reclassification adjustment for gains included in net
  income ..............................................     -25         -222
                                                         ____________________
Other comprehensive income (loss) before tax ..........    -290           66
Income taxes (benefits) related to other comprehensive
  income ..............................................     -99           23
                                                         ____________________
Other comprehensive income (loss) .....................    -191           43
                                                         ____________________
COMPREHENSIVE INCOME ..................................  $1,621       $1,651
                                                         ====================


See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                              THREE MONTHS
                                                           ENDED MARCH 31,
                                                          1999        1998
______________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................    $ 1,812    $ 1,608
Adjustments to reconcile net income to net cash
 from operating activities:
Depreciation and amortization........................        314        330
Net amortization of investment security premiums ....         58         49
Provision for loan losses ...........................        363        239
Gain on sale of securities held-to-maturity .........        -38          0
Gain on sale of securities available-for-sale .......        -25       -222
Gain on sale of fixed assets ........................          0          0
Loans originated for sale ...........................    -20,317    -14,450
Proceeds from sales of loans ........................     20,773     15,045
Gain on sale of loans ...............................       -349       -247
(Gain) loss on sale of other real estate ............         -5          0
Net deferred loan fees ..............................       -297       -282
Equity in losses of real estate ventures.............         55         37
Increase in interest/dividends receivable ...........        -86         -2
Increase in interest payable ........................        278        279
Increase in other assets ............................       -384       -820
Increase in other liabilities .......................        788      2,201
                                                         ___________________
Net cash provided by operating activities ...........      2,940      3,765
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of securities
 held-to-maturity ...................................      8,316      1,457
Proceeds from sales and maturities of securities
 available-for-sale .................................     11,487     12,877
Purchases of securities held-to-maturity ............          0          0
Purchases of securities available-for-sale ..........    -30,467     -5,095
(Increase)decrease in net loans .....................    -18,056    -27,479
Capital expenditures ................................       -322       -103
Proceeds from sale of fixed assets ..................          0          1
Net (purchase) return of investment in real estate
 ventures ...........................................       -205       -721
Proceeds from sale of other real estate .............        153        134
                                                        ____________________
Net cash used in investing activities ...............    -29,094    -18,929
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase(decrease)in demand deposits
 and savings accounts ...............................      3,137     22,845
Net increase in certificates of deposit .............      9,310      1,982
Net increase in federal funds purchased
 and repurchase agreements ..........................       -912    -11,774
Net increase (decrease) in other borrowings .........      6,951      9,954
Payments made for capital leases ....................        -11        -10
Dividends paid ......................................       -536       -445
Proceeds from issuance of common stock ..............         21         55
                                                        ____________________
Net cash provided by financing activities ...........     17,960     22,607
                                                        ____________________
NET DECREASE IN CASH & CASH EQUIVALENTS .............     -8,194      7,443
CASH & CASH EQUIVALENTS AT JANUARY 1, ...............     24,624     14,928
                                                        ____________________
CASH & CASH EQUIVALENTS AT MARCH 31, ................    $16,430    $22,371
                                                        ====================


See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (including normal recurring accruals) considered necessary to present fairly Drovers Bancshares' financial position as of March 31, 1999 and December 31, 1998. Operating results and changes in cash flows for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Annual Report for the year ended December 31, 1998.

NOTE B - CALCULATION OF EARNINGS PER SHARE

On April 28, 1999, the Corporation declared a 5% stock split to shareholders of record on May 7, 1999 and payable May 28, 1999. Net income per share is computed based on the weighted average number of shares outstanding each period, giving retroactive effect to the 5% dividend declared in 1999, the 3-for-2 stock split paid in 1998 and a 5% dividend paid in 1997. Earnings per common share, assuming dilution gives effect to all dilutive potential common shares during each period.

NOTE C - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities Classified as held-to-maturity as of March 31, 1999 are as follows:

                                                     Gross      Gross
                                        Amortized Unrealized Unrealized  Fair
(In thousands)                             Cost      Gains      Losses   Value
US Treasury securities and obligations
 of US government corp and agencies ...  $ 2,486     $ 55        $0     $ 2,541
Obligations of states and political
 subdivisions .........................   15,853      634         0      16,487
Mortgage-backed securities and
 collateralized mortgage obligations ..    7,681      126         9       7,798
                                        _______________________________________
Total investment securities ...........  $26,020     $815        $9     $26,826
                                        =======================================

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C - INVESTMENT SECURITIES, continued

The amortized cost and estimated fair value of investment securities classified as available-for-sale as of March 31, 1999 are as follows:

                                                    Gross      Gross
                                       Amortized Unrealized Unrealized  Fair
(In thousands)                            Cost      Gains      Losses   Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 7,510 $ 63 $ 5 $ 7,568 Obligations of states and political
 subdivisions ........................     7,539      206       57      7,688
Corporate obligations ................    10,153       71       54     10,170
Mortgage-backed securities and
 collateralized mortgage obligations .   100,683    1,010      368    101,325
                                      _______________________________________
Total debt securities ................   125,885    1,350      484    126,751
Equity securities ....................    18,491      821       85     19,227
                                      _______________________________________
Total investment securities ..........  $144,376   $2,171     $569   $145,978
                                      =======================================

The amortized cost and estimated fair value of investment securities Classified as held-to-maturity as of December 31, 1998 are as follows:

                                                    Gross      Gross
                                       Amortized Unrealized Unrealized  Fair
(In thousands)                            Cost      Gains     Losses    Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 8,476 $ 139 $ 0 $ 8,615 Obligations of states and political
 subdivisions ........................   16,926       697        0     17,623
Mortgage-backed securities and
 collateralized mortgage obligations .    8,857       124       23      8,958
                                      _______________________________________
Total investment securities ..........  $34,259    $  960     $ 23   $ 35,196
                                      =======================================

The amortized cost and estimated fair value of investment securities Classified as available-for-sale as of December 31, 1998 are as follows:

                                                    Gross      Gross
                                       Amortized Unrealized Unrealized  Fair
(In thousands)                            Cost      Gains     Losses    Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 7,014 $ 105 $ 0 $ 7,119 Obligations of states and political
 subdivisions ........................     7,541      243       24      7,760
Corporate obligations.................     4,726       21       81      4,666
Mortgage-backed securities and
 collateralized mortgage obligations .    88,304      973      243     89,034
                                       ______________________________________
Total debt securities ................   107,585    1,342      348    108,579
Equity securities ....................    17,884      930       33     18,781
                                       ______________________________________
Total investment securities ..........  $125,469   $2,272     $381   $127,360
                                       ======================================

For additional information, see pages 22-23 of the Corporation's 1998 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE D - LOANS

Loans are comprised of the following as of March 31, 1999 and December 31, 1998:

                                                         MARCH 31,   DEC 31,
(In thousands)                                             1999      1998
Commercial, financial and industrial loans ...........  $121,685   $117,997
Real estate mortgage loans:
  Real estate construction-related ...................    14,981     13,523
  Real estate mortgage loans secured by
    1-4 family residential properties ................   127,968    126,542
  Other real estate ..................................   111,431    100,585
                                                        ____________________
Total real estate mortgage loans .....................   254,380    240,650
Consumer loans:
  Monthly payment ....................................    31,062     30,498
  Other revolving credit .............................       848        791
                                                        ____________________
Total consumer loans .................................    31,910     31,289
Leasing and other ....................................        89        173
                                                        ____________________
Total loans ..........................................  $408,064   $390,109
                                                        ====================

Changes in the reserve for loan losses for the periods ended March 31, were as follows:

(In thousands)                                             1999       1998
Balance, beginning of year ...........................    $3,912     $3,304
Provision for loan losses ............................       363        239
LESS: Loans charged-off ..............................       167         62
Recoveries ...........................................         6         30
                                                        ____________________
Balance, March 31 ....................................    $4,114     $3,511
                                                        ====================
As of March 31, 1998, the total recorded investment in impaired loans was $2,611,000. Nonaccrual loans at March 31, 1999 were $1,110,000 compared to $1,435,000 at December 31, 1998.

Residential mortgage loans with a book value of $5,085,000 were held for sale at March 31, 1999. The cumulative fair value exceeded the book value of these loans. Loans held for sale are included in total loans. During the first quarter of 1999, the Corporation capitalized $130,000 in loan servicing rights and amortized $50,000.

For additional information, see pages 23-24 of the Corporation's 1999 annual report.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE E - COMPREHENSIVE INCOME

The income tax expense or benefit allocated to each component of other comprehensive income for the periods ended March 31, were as follows:

 (In thousands)                                               1999      1998
Unrealized gains (losses) on securities arising during
  period ...............................................      $-90       $98
Reclassification adjustment for gains included in
  net income ...........................................        -9       -75
                                                            _________________
Income taxes (benefits) related to other comprehensive
  income ...............................................      $-99       $23
                                                            =================

Accumulated other comprehensive income as of March 31, was as follows:

(In thousands)                                               1999      1998
Balance, January 1,.....................................    $1,248    $1,593
Current-period change ..................................      -191        43
                                                            _________________
Balance, March 31, .....................................    $1,057    $1,636
                                                            =================

All components of accumulated other comprehensive income were as a result of unrealized gains (losses) on investment securities available-for-sale.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The following comparison of actual balances indicates how the Corporation has generated and employed its funds for the three months ending March 31, 1999:
                                        BALANCE                       BALANCE
                                        MARCH 31,  INCREASE            DEC 31,
                                         1999     (DECREASE)    %      1998
FUNDING USES:                                         (In thousands)
Money market investments ............  $    516   $    37      7.7%  $    479
Investment securities ...............   171,998    10,379      6.4%   161,619
Loans (net) .........................   403,950    17,753      4.6%   386,197
                                       _______________________________________
Total interest-bearing assets .......   576,464    28,169      5.1%   548,295
Noninterest-bearing assets ..........    42,151    -7,347    -14.8%    49,498
                                       _______________________________________
TOTAL USES ..........................  $618,615   $20,822      3.5%  $597,793
                                       =======================================
FUNDING SOURCES:
Interest-bearing demand deposits ....  $ 51,635   $   424      8.3%  $ 51,211
Savings deposits ....................   130,237     8,758      7.2%   121,479
Time deposits .......................   239,968    10,325      4.5%   229,643
Short-term borrowings ...............    22,413      -912     -3.9%    23,325
Long-term borrowings ................    69,769     6,939      1.1%    62,830
                                       _______________________________________
Total interest-bearing liabilities ..   514,022    25,534      5.2%   488,488
Noninterest-bearing demand deposits .    48,273    -7,066    -12.8%    55,339
Other liabilities ...................     7,021     1,248     21.6%     5,773
Shareholders' equity ................    49,299     1,106      2.3%    48,193
                                       _______________________________________
TOTAL SOURCES .......................  $618,615   $20,822      3.5%  $597,793
                                       =======================================
Total assets increased $20,822,000 from December 31, 1998. Loans grew $17,753,000, or 4.6%, and investments grew $10,379,000, or 6.4%. The growth in loans and investments was partially offset by an $8,231,000 decrease in cash and due from banks. Commercial loan demand was strong, accounting for $14,514,000 of the loan growth. The growth in commercial loans includes a $10,846,000, or 10.8%, increase in commercial loans secured by real estate. Consumer loan and residential mortgage growth remained flat.

During the first quarter of 1999, management increased holdings in investment securities $10,379,000 to leverage the Corporation's strong capital base. Total investment purchases were $30,467,000. The purchases were mostly fixed rate mortgage-backed and collateralized mortgage obligations and variable rate corporate obligations. The Corporation also sold $5,991,000 of U.S. government corporate and agency bonds, classified as held-to-maturity. These bonds were within three months of a probable call date. The sales resulted in gains of $26,000.

Deposits funded most of the asset growth during the quarter. Total deposits grew $12,441,000. Most of the total deposit growth was in certificates of deposit and other time deposits which increased $10,325,000, or 4.5%, and savings deposits which increased $8,758,000, or 7.2%. The savings growth includes the Corporation's Indexed Money Fund, a savings product that pays a money market interest rate. The Indexed Money Fund increased $3,989,000. The growth in time deposits and savings deposits was partially offset by a $7,066,000 decrease in noninterest-bearing deposits.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LOAN QUALITY

Loans totaling $2,611,000 were classified as impaired at March 31, 1999. This compares to $1,748,000 at December 31, 1998. Loans to one borrower for $1,000,000 were recently classified as impaired when possible credit problems became known. The loans are secured by real estate and investment securities. Nonaccrual loans were $1,110,000 compared to $1,435,000 at the end of 1998.

Loan charge-offs were $167,000 in the first quarter, of which $100,000 were commercial loans and $67,000 were consumer loans. Recoveries were $6,000. At March 31, 1999, the reserve for loan losses stood at 1.01% of total loans.

RESULTS OF OPERATION

Drovers Bancshares recorded net income of $1,812,000 and $1,608,000 for the three months ended March 31, 1999 and 1998, respectively.

The return on assets (ROA) and return on equity (ROE) for the three months ended March 31, 1999 was 1.22% and 14.87%, respectively. This compares to an ROA and ROE for the same period last year of 1.21% and 14.67%, respectively.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other sources of funds. The following table presents the trends in net interest income:

                                      THREE MONTHS
                                      ENDED MARCH 31,
(In thousands)                  1999      1998   99/98
Interest income ............  $10,648    $9,981   6.7%
Interest expense ...........    5,463     5,291   3.3%
                              __________________________
Net interest income ........    5,185     4,690  10.6%
Provision for loan losses ..      363       239  51.9%
                              __________________________
Net interest income after
 provision for loan losses .  $ 4,822    $4,451   8.3%
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

Net interest income increased $495,000, or 10.6%, compared to the first quarter of 1998. The net interest margin remained steady at 3.73% in the first quarter of this year compared to 3.75% last year. An increase in earning assets offset any decline in yields. Average earning assets were $562,943,000 and $507,029,000 during the first quarter of 1999 and 1998, respectively. The first quarter of 1998 margin included about $100,000 in non-recurring loan service charges. The fourth quarter 1998 margin was 3.61% and averaged 3.67% for the year. The first quarter average yield on time deposits declined 0.18% boosting the margin from the fourth quarter 1998.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET INTEREST INCOME, continued

The provision for loan losses increased from $239,000 last year to $363,000 in the first quarter of 1998. First quarter net charge-offs were $161,000 compared to $32,000 for the same period last year. Loans have increased $67,084,000, or 19.7%, over the past twelve months. The reserve for loan losses as a percentage of loans was 1.01% at March 31, 1999. This compares to 1.00% at the end of 1998.

NONINTEREST INCOME
                                           THREE MONTHS
                                           ENDED MARCH 31,
(In thousands)                          1999   1998  98/97
Trust income ........................ $  338 $  270   25.2%
Service charges on deposit accounts .    434    375   15.7%
Securities gains ....................     63    222  -71.6%
Net gains on loan sales .............    349    247   41.3%
Equity in losses of
 real estate ventures................    -54    -37   45.9%
Other ...............................    302    253   19.4%
                                      _______________________
Total ............................... $1,432 $1,330    7.7%
                                      =======================

Noninterest income increased $102,000, or 7.7%, during the first quarter.
Net gains on residential mortgage loan sales were $349,000 in the first quarter, a 41.3% increase over the same period last year. Mortgage loan sales totaled about $20,317,000 in the first quarter. Securities gains declined $159,000. The Corporation liquidated a portion of its community bank stock portfolio in the first quarter of 1998.

Income from the Investment Services and Trust Division increased $68,000 during the first quarter. The fair value of investments managed by the division was $258,849,000 at March 31, 1999, an increase of $29,866,000, or 13.0%, over the prior year. The division has experienced growth in employee benefits, personal trust and investment management accounts. Overall increases in the equity markets the past three years helped boost the value of assets managed and the related fee income.

Service charges on deposit accounts increased $59,000 during the first quarter. An increase of $34,000 in collection of insufficient fund and return check charges caused most of the growth.

Other income increased $49,000, or 19.4%. The Corporation offers ATM and debit cards, charges surcharges for non-customers using our ATM machines and provides electronic interchange services for various merchants. The fees associated with these electronic transactions have steadily increased and account for $39,000 of the increase in other income.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST EXPENSE
                                         THREE MONTHS
                                         ENDED MARCH 31,
(In thousands)                     1999    1998    99/98
Salaries and employee benefits .  $2,219  $2,016    10.1%
Occupancy and premises .........     304     251    21.1%
Furniture and equipment ........     341     295    15.6%
Marketing ......................     174     151    15.2%
Net cost of operation
 of other real estate ..........      -1       6  -116.7%
Supplies .......................     155     119    30.3%
Other taxes ....................     109      96    13.5%
Other ..........................     754     763    -1.2%
                                  ________________________
Total ..........................  $4,055  $3,697     9.7%
                                  ========================
Noninterest expense increased $358,000, or 9.7%, compared to the first quarter of 1998. Salaries and benefits are the largest component of noninterest expense and increased $203,000 for the quarter. Staffing at the new Hellam office, which opened in January 1999, contributed to the increase. Average full-time equivalent staffing levels were 219 during the quarter ended March 31, 1999 compared to 215 a year ago.

Occupancy and premises expense increased $53,000. The opening of the Hellam office contributed to this increase. Furniture and equipment expense increased $46,000 due to increases in equipment depreciation and maintenance contracts. Other expenses declined $9,000 as increases in data processing, legal and loan servicing rights amortization were offset by a decrease in consulting services.

TAXATION

The Corporation recognized a provision for income taxes of $387,000 for the three months ending March 31, 1999. The average tax rate, applicable income taxes divided by income before taxes, was 17.6%. This compares to an average tax rate of 16.6% for all of 1998. The Corporation manages its tax rate through the purchase of tax exempt investment securities and investments in low-income housing partnerships that provide historic and low-income tax credits.

MARKET RISK

The Corporation's primary market risk is the risk of changes in net interest income caused by changes in interest rates. Management monitors ongoing interest rate risk through monthly "gap" reports and quarterly computer simulations of net interest income. Measurements continue to indicate the Corporation is slightly asset sensitive but well within the tolerance limits established by Management.

FUTURE OUTLOOK

The Corporation plans to construct two new branch offices in 1999. Land near Dillsburg, Pennsylvania was purchased in 1998. Construction of the new branch should begin in May 1999. A contract has been signed to purchase land at the Newberrytown exit of I-83 in Newberry Township for a new branch office. Construction of this branch should begin in July 1999. We plan to open both of these branches in the fourth quarter of 1999.

The Corporation opened its first loan production office (LPO) in April 1999. The office is located at the Rossmoyne Business Center in Cumberland County, near Harrisburg. This is the Corporation's first facility outside York County. The staff at the LPO will initially focus on commercial lending.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FUTURE OUTLOOK, continued

The Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Standard becomes effective for fiscal years beginning after June 15, 1999. The Corporation has not completed its assessment of the impact, if any, to earnings from applying this Standard.

YEAR 2000 ISSUE

The following contains forward-looking statements which involve risks and uncertainties. The actual impact on the Corporation of the Year 2000 issue could materially differ from that which is anticipated in the forward-looking statements as a result of certain factors identified below.

The Year 2000 issue ("Y2K") is the result of some computer systems' inability to recognize and process a date in the year 2000. This could result in system failures, miscalculations and disruptions of normal business operations.

Corporation's State of Readiness

The Corporation relies heavily on various internal information technology (IT) and non-information technology (Non-IT) systems and third parties. The Corporation has identified and tested all critical IT and Non-IT systems. A small number of systems were found to be noncompliant. As of December 31, 1999, remediation, testing and implementation of all mission critical systems was complete. The Corporation continues to assess all new systems and significant upgrades to existing systems.

Year 2000 certification information was requested from all material third parties, including loan customers. Based on the responses received and information gathered, the Corporation has not identified any material third parties with Year 2000 issues that would interrupt normal business operations.

Costs of Year 2000

The costs to remediate the Corporation's IT and Non-IT systems have been minor and are expected to total less than $100,000. As of December 31, 1998, $65,000 has been expended on Year 2000 costs. An additional $4,000 was expensed in the first quarter of 1999. The Corporation does not expect the amounts required to be expensed over the next 9 months to have a material effect on the financial position or results of operations. However, if compliance is not achieved in a timely manner by the Corporation or any of its significant related third parties, be it a supplier of services or a customer, the Y2K issue could possibly have a material effect on the Corporation's operations and financial position.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

YEAR 2000 ISSUE, continued

Risks of Year 2000

At present, the Corporation believes its progress in remedying the critical systems and monitoring its third parties' Y2K readiness is on target. The Y2K computer problem creates risk for the Corporation from unforeseen problems in its own computer systems and from third party vendors' computer systems, which interface with the Corporation's computer applications. Failure of third party systems relative to the Y2K issue could have a material impact on the Corporation's ability to conduct business.

Contingency Plans

At the present time, the Corporation is not aware of any reasonably likely scenarios that would materially disrupt business operations. The Corporation is developing contingency plans to address situations that could arise despite a low probability of occurrence. The Corporation has adopted the FFIEC four step plan: organizational planning, business impact analysis, development of plan and validation. The organizational planning phase and a business impact analysis have been completed. Contingency plans are significantly complete and will be tested throughout the process. The Corporation expects to complete contingency planning by June 30, 1999, but will continue updating and testing the plan throughout the year.

For additional information, see pages 38-39 of the Corporation's 1998 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
PART II  OTHER INFORMATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DROVERS BANCSHARES CORPORATION




                                   __/S/ A. Richard Pugh___________________
                                   A. Richard Pugh, Chairman, President and
                                   Chief Executive Officer




                                   __/S/ Debra A Goodling__________________
                                   Debra A. Goodling, Executive Vice President
                                     and Treasurer
                                   Principal Financial Officer




                                   __/S/ John D. Blecher__________________
                                   John D. Blecher, Senior Vice President,
                                     Secretary and Assistant Treasurer
                                   Principal Accounting Officer


                                   Date:  May 10, 1999