Form 10-Q
period 1999-06-30
DROVERS BANCSHARES CORP
filed 1999-08-13
CIK 703109

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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



               Class                      Outstanding at June 30, 1999
           Common Stock                         4,697,637 Shares

Drovers Bancshares Corporation and Subsidiaries
CONTENTS
PART I  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

  Consolidated Statements of Condition .....................................  4
   June 30, 1999 and December 31, 1998

  Consolidated Statements of Income ........................................  5
   Three Months Ended June 30, 1999 and 1998
   Six Months Ended June 30, 1999 and 1998

  Consolidated Statements of Comprehensive Income ..........................  6
   Three Months Ended June 30, 1999 and 1998
   Six Months Ended June 30, 1999 and 1998

  Consolidated Statements of Cash Flows ....................................  7
   Six Months Ended June 30, 1999 and 1998

  Notes to Consolidated Financial Statements ...............................  8

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS .............................. 12

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK ...................................................... 18

PART II  OTHER INFORMATION

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............. 19

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       A.  Listing of Exhibits.

        Exhibit 3(i) - Articles of Incorporation ........................... 20

        Exhibit 3(ii)- By-laws ............................................ 25

        Exhibit 4 - Instruments Defining the Rights of Security Holders (incorporated by reference to Exhibit B to the Holding Company's Registration Statement on Form S-14, No. 2-77871 filed June 29, 1982, with the Securities and Exchange Commission)

        Exhibit 10(a) Amended and Restated Supplemental Pension Plan, dated September 28, 1994, between the Bank and A. Richard Pugh and First Amendment thereto, dated November 14, 1995. (incorporated by reference to the Corporation's 1998 10-K)

        Exhibit 10(b) Amended and restated Change of Control Agreement, dated November 14, 1995, among the Corporation, the Bank and A. Richard Pugh. (incorporated by reference to the Corporation's 1998 10-K)

        Exhibit 10(c) Form of Change of Control Agreement among the Corporation the Bank and each of the following Executive Vice Presidents of the Company: Debra A. Goodling, Michael J. Groft and Shawn A. Stine. (incorporated by reference to the Corporation's 1998 10-K)

        Exhibit 10(d) The Corporation's 1995 Stock Option Plan. (incorporated herein by reference to Exhibit 99.1 to the Corporation's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on December 31, 1998)

Drovers Bancshares Corporation and Subsidiaries
CONTENTS, continued


        Exhibit 10(e) The Corporation's Incentive Stock Option Plan. (incorporated herein by reference to Exhibit 99.1 to the Corporation's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 24, 1995)

  Exhibit 11 - Statements Regarding Computation of Per Share
         Earnings ...........................................................  8

        Exhibit 21 - Subsidiaries of the Registrant ......................... 35


        Exhibit 27 - Financial Data Schedule ................................ 36

      B.  There were no filings on form 8-K for the quarter ended
           June 30, 1999.

 SIGNATURES ................................................................. 19

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CONDITION
(In thousands)

                                                             JUNE 30,  DEC 31,
ASSETS                                                         1999      1998
Cash and due from banks ..................................  $ 14,676   $ 24,145
Money market investments .................................     2,109        479
Investment securities (fair value $178,278 and $162,556)..   177,829    161,619

Loans (net of unearned income of $3,324 and $3,253) ......   425,749    390,109
Reserve for loan losses ..................................     4,151      3,912
Net loans ................................................   421,598    386,197

Bank premises and equipment ..............................    15,778     15,901
Other assets .............................................    11,482      9,452
TOTAL ASSETS .............................................  $643,472   $597,793

LIABILITIES
Deposits:
Noninterest-bearing ......................................  $ 50,606   $ 55,339
Interest-bearing .........................................   433,023    402,333
Total deposits ...........................................   483,629    457,672
Federal funds purchased and securities sold under
 agreements to repurchase ................................    29,680     23,325
Other borrowings .........................................    74,709     62,830
Other liabilities ........................................     6,805      5,773
TOTAL LIABILITIES ........................................   594,823    549,600

SHAREHOLDERS' EQUITY
Common stock -- no par, 15,000,000 shares authorized;
  issued and outstanding-4,697,637 shares in 1999 and
  4,468,461 shares in 1998 ...............................    38,828     33,772
Retained earnings ........................................    10,753     13,173
Accumulated other comprehensive income ...................      -932      1,248
TOTAL SHAREHOLDERS' EQUITY ...............................    48,649     48,193
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............  $643,472   $597,793


See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)          THREE MONTHS          SIX MONTHS
                                              ENDED JUNE 30,     ENDED JUNE 30,
                                              1999     1998      1999      1998
INTEREST INCOME
Interest and fees on loans ................  $8,416   $7,531   $16,529  $14,700
Interest on deposits with banks ...........       5       27        12       32
Interest and dividends on
 investment securities ....................   2,680    2,604     5,208    5,410
Total interest income .....................  11,101   10,162    21,749   20,142
INTEREST EXPENSE
Interest on deposits ......................   4,424    4,308     8,772    8,503
Federal funds purchased and securities
 sold under agreements to repurchase ......     248      425       468      790
Interest on borrowed funds ................     967      694     1,862    1,425
Total interest expense ....................   5,639    5,427    11,102   10,718
Net interest income .......................   5,462    4,735    10,647    9,424
Provision for loan losses .................     488      229       851      468
Net interest income after
 provision for loan losses ................   4,974    4,506     9,796    8,956
OTHER INCOME
Trust income ..............................     336      317       674      588
Service charges on deposit accounts .......     487      417       921      792
Securities gains ..........................       4        9        67      231
Net gains on loan sales ...................     200      337       549      584
Equity in losses of real estate ventures ..     -57      -18      -111      -55
Other .....................................     322      325       624      578
Total other income ........................   1,292    1,387     2,724    2,718
OTHER EXPENSES
Salaries and employee benefits ............   2,146    1,996     4,365    4,013
Occupancy and premises ....................     340      295       644      545
Furniture and equipment ...................     338      300       679      595
Marketing .................................     176      151       350      302
Net (gain) cost of operation
 of other real estate .....................     -23       12       -24       18
Supplies ..................................     100      124       255      243
Other taxes ...............................     108       97       217      193
Other......................................     828      738     1,582    1,501
Total other expenses ......................   4,013    3,713     8,068    7,410
Income before income taxes ................   2,253    2,180     4,452    4,264
Applicable income taxes ...................     377      540       764    1,016
NET INCOME ................................  $1,876   $1,640    $3,688  $ 3,248
PER SHARE DATA
Net income ................................  $ 0.40   $ 0.35   $  0.79  $  0.70
Net income, assuming dilution .............  $ 0.40   $ 0.35   $  0.78  $  0.68
Dividends .................................  $ 0.12   $ 0.11   $  0.23  $  0.21

See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)                                 THREE MONTHS          SIX MONTHS
                                              ENDED JUNE 30,       ENDED JUNE
30,
                                              1999     1998      1999     1998
Net income ................................ $ 1,876   $1,640   $ 3,688  $3,248
Other comprehensive income:
Unrealized gains (losses) on securities
  Arising during period ...................  -3,012     -223    -3,278       65
Reclassification adjustment for gains
  included in net income ..................      -1       -9       -25     -231
Other comprehensive income (loss) before
  tax .....................................  -3,013     -232    -3,303     -166
Income taxes (benefits) related to other
  comprehensive income ....................  -1,024      -79    -1,123      -56
Other comprehensive income (loss) .........  -1,989     -153    -2,180     -110
COMPREHENSIVE INCOME ...................... $   113   $1,487   $ 1,508   $3,138


See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                              SIX MONTHS
                                                           ENDED JUNE 30,
                                                          1999       1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................   $ 3,688    $ 3,248
Adjustments to reconcile net income to net cash
  from operating activities:
Depreciation ........................................       741        741
Net amortization of investment security premiums ....       131        169
Provision for loan losses ...........................       851        468
Gain on sale/calls of securities held-to-maturity ...       -42          0
Gain on sale of securities available-for-sale .......       -25       -231
Loans originated for sale ...........................   -37,763    -33,628
Proceeds from sales of loans ........................    38,456     35,041
Gain on sale of loans ...............................      -549       -583
Loss on sale of fixed assets ........................         0          1
Gain on sale of other real estate ...................       -36          0
Net deferred loan fees ..............................      -268       -657
Equity in loss (gain) in real estate ventures .......      -111         55
Increase in interest/dividends receivable ...........      -255        -28
Increase in interest payable ........................       612        717
Increase in other assets.............................      -142       -236
Increase in other liabilities .......................       222      1,957
Net cash provided by operating activities ...........     5,510      7,034
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of securities
 held-to-maturity ...................................    10,890      3,540
Proceeds from sales and maturities of securities
 available-for-sale .................................    19,394     22,264
Purchases of securities available-for-sale ..........   -49,861    -12,859
Increase in net loans ...............................   -36,573    -41,909
Capital expenditures ................................      -604     -1,265
Proceeds from sale of fixed assets ..................         0          2
Net (purchase) return of investment in real estate
 ventures............................................        24       -847
Proceeds from sale of other real estate .............       233        134
Net cash used in investing activities ...............   -56,497    -30,940
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings
 accounts ...........................................     9,123     16,634
Net increase in certificates of deposit .............    16,832      6,953
Net increase (decrease) in federal funds purchased
 and repurchase agreements ..........................     6,355      7,339
Net increase (decrease) in other borrowings .........    11,902     -3,092
Payments made for capital leases ....................       -22        -19
Dividends paid ......................................    -1,100       -978
Proceeds from issuance of common stock ..............        58        167
Net cash provided by financing activities ...........    43,148     27,004
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS ..    -7,839      3,098
CASH & CASH EQUIVALENTS AT JANUARY 1, ...............    24,624     14,928
CASH & CASH EQUIVALENTS AT JUNE 30, .................   $16,785    $18,026

See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (including normal recurring accruals) considered necessary to present fairly Drovers Bancshares' financial position as of June 30, 1999 and December 31, 1998. Operating results and changes in cash flows for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Annual Report for the year ended December 31, 1998.

Certain reclassifications have been made to prior information to conform to current year's presentation.

NOTE B - CALCULATION OF EARNINGS PER SHARE

On May 28, 1999, the Corporation issued a 5% stock dividend to shareholders of record on May 7, 1999. Par value was adjusted from $3.33 per share to no par value per share. Net income per share is computed based on the weighted average number of shares outstanding each period, giving retroactive effect to the 5% stock dividend issued in 1999 and the 3-for-2 stock split issued in 1998. Earnings per common share, assuming dilution gives effect to all dilutive potential common shares during each period.

Net income per share and net income per share, assuming dilution, were calculated as follows:
                                               THREE MONTHS         SIX MONTHS
                                              ENDED JUNE 30,     ENDED JUNE 30,
                                              1999     1998      1999     1998
Net income ..............................    $1,876   $1,640    $3,688   $3,248
Average shares outstanding ..............     4,696    4,670     4,693    4,669
Effect of dilutive securities:
 Stock options ..........................        52       82        54       77
Average shares outstanding,
 assuming dilution ......................     4,748    4,752     4,747    4,746
Net income per share ....................     $0.40    $0.35     $0.79    $0.70
Net income per share, assuming dilution .     $0.40    $0.35     $0.78    $0.68

NOTE C - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities classified as held-to-maturity as of June 30, 1999 are as follows:

                                                     Gross      Gross
                                        Amortized Unrealized Unrealized   Fair
(In thousands)                             Cost      Gains      Losses   Value
US Treasury securities and obligations
 of US government corp and agencies ...   $ 1,488    $ 26       $ 0     $ 1,514
Obligations of states and political
 subdivisions .........................    15,167     353         1      15,519
Mortgage-backed securities and
 collateralized mortgage obligations ..     6,805      85        14       6,876
Total investment securities ...........   $23,460    $464       $15     $23,909

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C - INVESTMENT SECURITIES, continued

The amortized cost and estimated fair value of investment securities classified as available-for-sale as of June 30, 1999 are as follows:

                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains      Losses     Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 13,494 $ 6 $ 193 $ 13,307 Obligations of states and political
 subdivisions ........................   11,941        73       272      11,742
Corporate obligations ................   10,154        57       116      10,095
Mortgage-backed securities and
 collateralized mortgage obligations .  101,022       303     1,851      99,474
Total debt securities ................  136,611       439     2,432     134,618
Equity securities ....................   19,170       673        92      19,751
Total investment securities .......... $155,781    $1,112    $2,524    $154,369


The amortized cost and estimated fair value of investment securities classified as held-to-maturity as of December 31, 1998 are as follows:

                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains     Losses      Value
US Treasury securities and obligations
 of US government corp and agencies ..  $ 8,476      $139       $ 0     $ 8,615
Obligations of states and political
 subdivisions ........................   16,926       697         0      17,623
Mortgage-backed securities and
 collateralized mortgage obligations .    8,857       124        23       8,958
Total investment securities ..........  $34,259      $960       $23     $35,196


The amortized cost and estimated fair value of investment securities classified as available-for-sale as of December 31, 1998 are as follows:

                                                    Gross      Gross
                                       Amortized Unrealized Unrealized   Fair
(In thousands)                            Cost      Gains     Losses     Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 7,014 $ 105 $ 0 $ 7,119 Obligations of states and political
 subdivisions ........................     7,541      243        24       7,760
Corporate obligations.................     4,726       21        81       4,666
Mortgage-backed securities and
 collateralized mortgage obligations .    88,304      973       243      89,034
Total debt securities ................   107,585    1,342       348     108,579
Equity securities ....................    17,884      930        33      18,781
Total investment securities ..........  $125,469   $2,272      $381    $127,360

For additional information, see pages 22-23 of the Corporation's 1998 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE D - LOANS

Loans are comprised of the following as of June 30, 1999 and December 31, 1998:

                                                           JUNE 30,   DEC 31,
(In thousands)                                               1999      1998
Commercial, financial and industrial loans .............   $124,046  $117,997
Real estate mortgage loans:
  Real estate construction-related .....................     16,174    13,523
  Real estate mortgage loans secured by
     1-4 family residential properties .................    133,156   126,542
  Other real estate ....................................    120,532   100,585
Total real estate mortgage loans .......................    269,862   240,650
Consumer loans:
  Monthly payment ......................................     30,769    30,498
  Other revolving credit ...............................        779       791
Total consumer loans ...................................     31,548    31,289
Leasing and other ......................................        293       173
Total loans ............................................   $425,749  $390,109

Changes in the reserve for loan losses for the periods ended June 30, were as follows:

(In thousands)                                               1999       1998
Balance, beginning of year .............................    $3,912     $3,304
Provision for loan losses ..............................       851        468
LESS: Loans charged-off ................................       633        165
Recoveries .............................................        21         58
Balance, June 30 .......................................    $4,151     $3,665

As of June 30, 1999, the total recorded investment in impaired loans was $2,178,000. Nonaccrual loans at June 30, 1999 were $788,000 compared to $1,435,000 at December 31, 1998.

Residential mortgage loans with a book value of $3,915,000 were held for sale at June 30, 1999. The cumulative fair value exceeded the book value of these loans. Loans held for sale are included in total loans. During the first six months of 1999, the Corporation capitalized $192,102 in mortgage servicing rights and amortized $102,530.

For additional information, see pages 23-24 of the Corporation's 1998 annual report.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE E - COMPREHENSIVE INCOME

The income tax expense or benefit allocated to each component of other comprehensive income for the periods ended June 30, were as follows:


(In thousands)                                 THREE MONTHS         SIX MONTHS
                                              ENDED JUNE 30,     ENDED JUNE 30,
                                              1999     1998      1999      1998
Unrealized gains (losses) on securities
  arising during period ...................  $-1,024   $-76    $-1,114   $  22
Reclassification adjustment for gains
  included in net income ..................        0     -3         -9     -78
Income taxes (benefits) related to other
  comprehensive income ....................  $-1,024   $-79    $-1,123   $ -56

Accumulated other comprehensive income as of June 30, was as follows:
(in thousands)                                                 1999     1998

Balance, January 1, ......................................   $ 1,248   $ 1,593
Current-period change ....................................    -2,180      -110
Balance, June 30, ........................................   $  -932   $ 1,483

All components of accumulated other comprehensive income were as a result of unrealized gains (losses) on investment securities available-for-sale.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The following comparison of actual balances indicates how the Corporation has generated and employed its funds for the six months ending June 30, 1999:
                                        BALANCE                      BALANCE
                                        JUNE 30,  INCREASE           DEC 31,
(In thousands)                           1999    (DECREASE)     %     1998
FUNDING USES:
Money market investments ............  $  2,109    $ 1,630  340.3%  $    479
Investment securities ...............   177,829     16,210   10.0%   161,619
Loans (net) .........................   421,598     35,401    9.2%   386,197
Total interest-bearing assets .......   601,536     53,241    9.7%   548,295
Noninterest-bearing assets ..........    41,936     -7,562  -15.3%    49,498
TOTAL USES ..........................  $643,472    $45,679    7.6%  $597,793
FUNDING SOURCES:
Interest-bearing demand deposits ....  $ 52,615    $ 1,404    2.7%  $ 51,211
Savings deposits ....................   132,024     10,545    8.7%   121,479
Time deposits .......................   248,384     18,741    8.2%   229,643
Short-term borrowings ...............    29,680      6,355   27.2%    23,325
Long-term borrowings ................    74,709     11,879   18.9%    62,830
Total interest-bearing liabilities ..   537,412     48,924   10.0%   488,488
Noninterest-bearing demand deposits .    50,606     -4,733   -8.6%    55,339
Other liabilities ...................     6,805      1,032   17.9%     5,773
Shareholders' equity ................    48,649        456    0.9%    48,193
TOTAL SOURCES .......................  $643,472    $45,679    7.6%  $597,793

Total assets have increased $45,679,000, or 7.6%, since December 31, 1998. Net loans grew $35,401,000 and investment securities grew $16,210,000. Commercial loan demand remained strong in the second quarter. Commercial loans grew $25,996,000, or 11.9%; $19,947,000, or 76.7%, of this growth is secured by real estate. Consumer installment loans, including loans secured by residential real estate, increased $5,528,000, or 8.3%, as a result of a Home Equity Lending Program in our branch offices.

During the first six months of 1999, management increased holdings in investment securities $16,210,000 to leverage the Corporation's capital base. Total investment purchases were $49,861,000. The purchases included fixed rate mortgage-backed and collateralized mortgage obligations, variable rate corporate obligations, fixed rate municipal bonds and fixed rate agency notes. The Corporation also sold $5,991,000 of U.S. government corporate and agency bonds, classified as held-to-maturity. These bonds were within three months of a probable call date. The sales resulted in gains of $26,000.

Deposits, which grew $25,957,000, or 5.7%, funded most of the asset growth in the last six months. Certificates of deposit and other time deposits and savings deposits contributed most of the growth, increasing $18,741,000 and $10,545,000, respectively. The Corporation's Indexed Money Fund, a savings product that pays a money market interest rate, grew $6,820,000, or 12.9%.
The remaining assets were funded with short-term and long-term borrowings from the Federal Home Loan Bank of Pittsburgh. The long-term borrowings included $12,000,000 with a fixed rate of interest until at least 2004.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY

Liquidity management focuses on the ability to meet the cash flow requirements of customers wanting to withdraw or borrow funds for their personal or business needs. Liquidity needs may be met by either reducing assets or increasing liabilities. Sources of asset liquidity include short-term investments, maturing and repaying loans and monthly cash flows from mortgage-backed securities and collateralized mortgage obligations. The loan portfolio provides an additional source of liquidity due to the Corporation's participation in the secondary mortgage market.The Corporation designates a substantial portion of its investment portfolio as available-for-sale. At June 30,1999, this segment totaled $154,369,000, or 86.8%, of the investment portfolio.

On the liability side, liquidity needs may be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank of Pittsburgh. The Corporation maintains a formal arrangement with the Federal Home Loan Bank, which allows the Corporation to borrow short and intermediate advances up to approximately 80% of its investment in assets secured by one-to-four family residential real estate. The maximum borrowings under this agreement at June 30, 1999 were $170,025,000, of which $88,568,000, or 52.1%, was borrowed. The ability to renew funding sources depends on the financial institution's strength, asset portfolio, diversity of depositors and types of deposit instruments offered.

LOAN QUALITY

Impaired loans at June 30, 1999 were $2,178,000 compared to $1,748,000 at December 31, 1998. Nonaccrual loans at June 30, 1999 were $788,000 compared to $1,435,000 at December 31, 1998. Overall loan quality remains very good.

Loan charge-offs were $633,000 for the first half of 1999, of which $500,000 were commercial loans and $133,000 were consumer loans. Recoveries were $21,000. Second quarter net charge-offs were $451,000 compared to $75,000 in 1998.

During the second quarter, management fully charged off a commercial loan to one borrower when it became likely that the remaining balance was uncollectable. A portion of the credit had been charged-off in the fourth quarter of 1998 and the first quarter of 1999, as it was becoming apparent that the balance due may not be repaid according to the original terms.

RESULTS OF OPERATIONS

Drovers Bancshares recorded net income of $3,688,000 and $3,248,000 for the six months ended June 30, 1999 and 1998, respectively. The return on equity (ROE) and return on assets (ROA) for the six months ended June 30, 1999 were 14.90% and 1.21%, respectively. This compares to an ROE and ROA for the same period last year of 14.51% and 1.20%, respectively.

Net income for the quarter was $1,876,000 compared to $1,640,000 for the second quarter last year and $1,812,000 for the first quarter of 1999. The ROE and ROA for the second quarter of 1999 were 14.92% and 1.20%, respectively, compared to 14.35% and 1.19%, respectively, for the same period in 1998.

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

NET INTEREST INCOME

Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other sources of funds. The following table presents the trends in net interest income:

                                      THREE MONTHS                SIX MONTHS
                                     ENDED JUNE 30,              ENDED JUNE 30,
(In thousands)                   1999      1998   99/98    1999     1998   9/98
Interest income ............   $11,101   $10,162   $939  $21,749 $20,142 $1,607
Interest expense ...........     5,639     5,427    212   11,102  10,718    384
Net interest income ........     5,462     4,735    727   10,647   9,424  1,223
Provision for loan losses ..       488       229    259      851     468    383
Net interest income after
 provision for loan losses .   $ 4,974   $ 4,506   $468  $ 9,796 $ 8,956 $  840

The corporation's largest category of earning assets consists of loans to businesses and individuals. The majority of earning assets are supported by commercial and consumer deposits and shareholders' equity. Changes in net interest income are determined by variations in the volume and mix of assets and liabilities as well as their sensitivity to interest rate movements.

Net interest income increased $727,000 in the second quarter and $1,223,000 during the first six months of 1999. Average earning assets increased 12.0% to $574,935,000 for the first half of 1999 compared to $513,556,000 for the same period last year and 9.6% compared to $524,729,000 for all of 1998. The margin for the first six months was 3.74% compared to 3.70% for the first half of 1998 and 3.67% for all of last year. Contributing to the boost in the margin was a decline in the average yield on time deposits, which decreased 0.37% during the first six months of 1999 from the same period in 1998 and 0.33% from all of 1998. The decline in the yield on time deposits and the increase in average earning assets offset a decline in yield on loans.

The margin in the fourth quarter of 1998 was 3.61% compared to 3.73% in the first quarter of 1999 and 3.74% in the second. This increase was mainly related to the decline in the average yield on time deposits. The yield during the second quarter of 1999 was 0.31% less than the fourth quarter of 1998. The yield declined 0.13% from the first quarter 1999 to the second quarter.

The provision for loan losses was $488,000 for the quarter and $851,000 for the first half of 1999. This compares to a second quarter provision last year of $229,000 and a provision of $468,000 for the first six months. The increase in the provision for loan losses is related to the charge-off of the commercial loans to one borrower and also to the increase in total loans. The loan loss provision as a percentage of loans was 0.98% at June 30, 1999 compared to 1.00% at the end of 1998.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST INCOME
                                           THREE MONTHS           SIX MONTHS
                                          ENDED JUNE 30,        ENDED JUNE 30,
(In thousands)                          1999   1998  99/98  1999   1998  99/98
Trust income ........................ $  336 $  317  $ 19 $  674  $  588  $ 86
Service charges on deposit accounts .    487    417    70    921     792   129
Securities gains ....................      4      9    -5     67     231  -164
Net gains on loan sales .............    200    337  -137    549     584   -35
Equity in losses of real
 estate ventures ....................    -57    -18   -39   -111     -55   -56
Other ...............................    322    325    -3    624     578    46
Total ............................... $1,292 $1,387  $-95 $2,724  $2,718  $  6

Noninterest income declined $95,000 for the second quarter and increased slightly for the six months ended June 30, 1999. The gain on sale of loans declined $137,000 for the quarter and $35,000 for the six month period as the mortgage refinancing boom is ending. Income from gain on sale of securities and gain on sale of loans declined in 1999. The gain on sale of securities decreased $164,000 for the six month period. The Corporation sold a portion of its community bank stock portfolio during the first quarter of 1998.

Offsetting the decline in gains from asset sales was an increase in service charges on deposit accounts and trust income, which increased $129,000 and $86,000, respectively, for the six month period and $70,000 and $19,000, respectively, for the quarter. An increase in collection of insufficient fund and return check charges caused most of the growth in service charges on deposit accounts.

The fair value of investments managed by the Investment Services and Trust Division was $254,942,000 at June 30, 1999, an increase of $25,335,000, or
11.0%, over the prior year. The division has experienced growth in employee benefits, personal trust and investment management accounts. Overall increases in the equity markets continued to boost the value of assets managed and the related fee income.

NONINTEREST EXPENSE
                                         THREE MONTHS              SIX MONTHS
                                        ENDED JUNE 30,          ENDED JUNE 30,
(In thousands)                     1999    1998   99/98   1999    1998   99/98
Salaries and employee benefits .  $2,146  $1,996   $150  $4,365  $4,013   $352
Occupancy and premises .........     340     295     45     644     545     99
Furniture and equipment ........     338     300     38     679     595     84
Marketing expense ..............     176     151     25     350     302     48
Net cost of operation
 of other real estate ..........     -23      12    -35     -24      18    -42
Supplies .......................     100     124    -24     255     243     12
Other taxes ....................     108      97     11     217     193     24
Other...........................     828     738     90   1,582   1,501     81
Total ..........................  $4,013  $3,713   $300  $8,068  $7,410   $658

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST EXPENSE, continued

Noninterest expenses increased $300,000 for the second quarter and $658,000 so far this year. Salaries and benefits are the largest component of noninterest expense and increased $150,000 for the second quarter and $352,000 for the six month period. Staffing at the new Hellam office, which opened in January 1999, contributed to the increase. Average full-time equivalent staffing levels were 218 during the second quarter compared to 215 for the same period last year. Accrued incentive compensation increased $66,000 for the second quarter and $94,000 for the first half of 1999.

Occupancy and premises expense increased $45,000 for the second quarter and $99,000 for the six month period ended June 30, 1999. The opening of the Hellam office contributed to this increase. Furniture and equipment expense increased $38,000 for the quarter and $84,000 so far this year due to increases in equipment depreciation and maintenance contracts.

Other expenses increased by $90,000 and $81,000 for the second quarter and six month period, respectively. Affecting this increase were increases in data processing, legal, loan servicing rights amortization and over and short charges. The increase in expenses for the six month period were partially offset by a decrease in consulting services, which were paid in the first quarter of 1998.

TAXATION

The Corporation recognized a provision for income taxes of $764,000 for the six months ending June 30, 1999. The average tax rate, applicable income taxes divided by income before taxes, was 17.2%. This compares to an average tax rate of 16.6% for all of 1998. The Corporation manages its tax rate through the purchase of tax-exempt investment securities and investments in low-income housing partnerships that provide historic and low-income tax credits.

FUTURE OUTLOOK

The Corporation plans to construct two new branch offices. Construction of the new branch located near Dillsburg, Pennsylvania began in July 1999. The office is scheduled to open in November. A contract has been signed to purchase land at the Newberrytown exit of I-83 in Newberry Township for a new branch office. Construction of this branch should begin in August 1999 and be completed in late 1999 or early 2000.

The Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Board recently delayed the Standard which now becomes effective for fiscal years beginning after June 15, 2000. The Corporation has not completed its assessment of the impact, if any, to earnings from applying this Standard.

YEAR 2000 ISSUE

The following contains forward-looking statements, which involve risks and uncertainties. The actual impact on the Corporation of the Year 2000 issue could materially differ from that which is anticipated in the forward-looking statements as a result of certain factors identified below.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

YEAR 2000 ISSUE, continued

The Year 2000 issue (Y2K) is the result of some computer systems' inability to recognize and process a date in the year 2000. This could result in system failures, miscalculations and disruptions of normal business operations.

Corporation's State of Readiness

The Corporation relies heavily on various internal information technology (IT) and non-information technology (Non-IT) systems and third parties. The Corporation has identified and tested all critical IT and Non-IT systems.
A small number of systems were found to be noncompliant. As of December 31, 1998, remediation, testing and implementation of all mission critical systems was complete. The Corporation continues to assess all new systems and significant upgrades to existing systems.

Year 2000 certification information was requested from all material third parties, including loan customers. Based on the responses received and information gathered, the Corporation has not identified any material third parties with Year 2000 issues that would interrupt normal business operations.

Costs of Year 2000

The costs to remediate the Corporation's IT and Non-IT systems have been minor and are expected to total less than $100,000. As of December 31, 1998, $65,000 has been expended on Year 2000 costs. An additional $13,000 was expensed in the first six months of 1999. The Corporation does not expect the amounts required to be expensed over the next 9 months to have a material effect on the financial position or results of operations. However, if compliance is not achieved in a timely manner by the Corporation or any of its significant related third parties, be it a supplier of services or a customer, the Y2K issue could possibly have a material effect on the Corporation's operations and financial position.

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

Contingency Plans

At the present time, the Corporation is not aware of any reasonably likely scenarios that would materially disrupt business operations. The Corporation has developed contingency plans that address situations that could arise despite a low probability of occurrence. The plans have been approved by the Board and submitted to and reviewed by the FDIC. The Corporation has adopted the FFIEC four step plan: organizational planning, business impact analysis, development of plan and validation. The first three phases have been completed. The Corporation will continue testing and validating the plan throughout the year.

For additional information, see pages 38-39 of the Corporation's 1998 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

REGULATORY CAPITAL

The following table shows the Corporation exceeds all minimum capital adequacy standards:
                                                   BALANCE   BALANCE
                                                   JUNE 30,  DEC 31,
(in thousands)                                       1999        1998
Tier 1 capital .................................    $49,519     $46,891
Tier 2 capital .................................      4,412       4,315
  Total risk-based capital .....................    $53,931     $51,206

Risk-adjusted on-balance sheet assets ..........   $445,895    $400,895
Risk-adjusted off-balance sheet exposure .......     13,660      14,180
  Total risk-adjusted assets ...................   $459,555    $415,075

Ratios:
  Tier 1 risk-based capital ratio ..............       10.8%       11.3%
  Minimum required .............................        4.0%        4.0%

  Total risk-based capital ratio ...............       11.7%       12.3%
  Minimum required .............................        8.0%        8.0%

  Tier 1 leverage ratio ........................        7.7%        7.8%
  Minimum required .............................        4.0%        4.0%

Comparing June 30, 1999 to December 31, 1998, the Corporation's Tier 1 capital ratio declined due to the increase in risk-weighted assets of $44,480,000 offset by an increase in Tier 1 capital of $2,628,000. The leverage ratio declined due to an increase in total assets of $45,679,000 and the increase in Tier 1 capital.

For additional information, see page 41 of the Corporation's 1998 annual Report and page 7 of the Corporation's 1998 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's primary market risk is the risk of changes in net interest income caused by changes in interest rates. Interest rate sensitivity management focuses on minimizing interest rate risk. Management measures ongoing interest rate risk through monthly gap reports and quarterly computer simulations of net interest income. A gap report measures the net dollar exposure to changes in interest rates, at a given time, for various repricing periods. Results can sometimes be misleading since many interest-bearing liabilities are not as sensitive to interest rate movements as the repriceable assets which they help fund. A better measure of interest rate risk is simulations which project net interest income in rising, falling and stable interest rate cycles. The Corporation performs and reviews income simulations on a quarterly basis. The interest rate risk has not changed materially from December 31, 1998.

Drovers Bancshares Corporation and Subsidiaries
PART II  OTHER INFORMATION

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Shareholders voted on three proposals at this year's Annual Meeting held
May 27, 1999. The summary of the proposals and voting results were as follows:

Proposal 1: The election of four directors to serve a four-year term expiring 2003.
                                              For     Against/Withheld
D. John Sparler (Director) .......        3,249,390            17,024
David C. McIntosh (Director) .....        3,244,776            21,638
Gary A. Stewart (Director) .......        3,249,118            17,296
George W. Hodges (Director).......        3,249,996            16,418

Proposal 2: The amendment of Article Fifth of the Company's Articles of Incorporation to eliminate par value for the Company's common stock. The voting results were 3,170,715 for and 95,699 against/abstain.

Proposal 3: The approval of the Company's 1999 Non-Employee Directors Stock Option Plan. The voting results were 2,948,005 for and 318,409 against/abstain.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DROVERS BANCSHARES CORPORATION




                                   ___/S/ A. Richard Pugh______________
                                   A. Richard Pugh, Chairman, President
                                   and Chief Executive Officer




                                   ___/S/ Debra A. Goodling ___________
                                   Debra A. Goodling, Executive Vice President
                                     and Treasurer
                                   Principal Financial Officer




                                   ___/S/ John D. Blecher  ____________
                                   John D. Blecher, Senior Vice President and
                                     Secretary
                                   Principal Accounting Officer


                                   Date:  July 28, 1999

Exhibit 3(i)

At a meeting of the Board of Directors on February 24, 1999, the following resolution was offered:

          RESOLVED: That Article FIFTH of the Corporation's Articles of Incorporation be amended to eliminate the concept of par value as it relates to the Corporation's common stock and that Article FIFTH as amended shall read in its entirety as follows:

               The total number of shares of stock that the Corporation shall have the authority to issue shall be fifteen million (15,000,000) shares, without par value, all of one class called common shares.

     I hereby certify that, at a meeting of the Directors of Drovers Bancshares Corporation duly convened on the 24th day of February, 1999 the preceding amendment to the Articles of Incorporation was unanimously adopted.

IN WITNESS WHEREOF, I have hereunto set my hand and affixed the seal of Drovers Bancshares Corporation this 24th day of February, 1999.

                                       __/S/_John D. Blecher__
                                       Secretary

Updated through June 30, 1999

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

     FIFTH: The total number of shares of stock that the Corporation shall have the authority to issue shall be fifteen million (15,000,000) shares, without par value, all of one class called common shares.

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

               L. Doyle Ankrum            2060 North Brook Circle   1 Common
                                          York, PA  17403
SEVENTH: The names and residence addresses of the first Board of Directors of the Corporation are:

               Richard M. Linder          1185 Woodland Drive
                                          Farquhar Estates
                                          York, PA  17403
               L. Doyle Ankrum            2060 North Brook Circle
                                          York, PA  17403

         J. Samuel Gregory          33 West Locust Lane
                                          York, PA  17402

               Frank Motter               272 Edgehill Road
                                          York, PA  17403

               W. K. Malehorn             4 Circle Drive
                                          Northview
21                                       York, PA  17402

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

(B) The vote of the securityholders specified in paragraph (A) of this Article Tenth shall not be required for any action or transaction specified in such paragraph if:

     (i) Such action or transaction is approved in advance by a majority of the Continuing Directors (said term to mean all directors of the Corporation then in office who were duly elected prior to the time the person, corporation or entity involved in such action or transaction (either directly or with or through any affiliates or associates) became a Related Person); or

     (ii) Such action or transaction involves solely the Corporation and one or more subsidiaries of the Corporation, or involves solely two or more subsidiaries of the Corporation (provided that none of the stock of any such subsidiary involved is directly or indirectly beneficially owned by a Related Person (other than such ownership arising solely because of ownership interests in the Corporation)), and, in the case of a merger, the Corporation is a surviving corporation or a subsidiary of the Corporation is a surviving corporation and following such merger the certificate or articles of incorporation of such subsidiary contain provisions substantially the same as those in Articles Ninth, Tenth, Eleventh and Twelfth of these Articles of Incorporation.

(C) The term Related Person as used in these Articles of Incorporation shall mean any individual, corporation, partnership or other person or entity which, together with its affiliates and associates and any other person or entity with which it or its affiliates or associates has any agreement, arrangement or understanding, directly or indirectly, for the purpose of acquiring, holding, voting or disposing of voting securities of the Corporation, directly or indirectly beneficially owns or controls ten (10%) percent or more in the aggregate of the outstanding voting securities of the Corporation. A majority of the Continuing Directors then in office shall have the power and the duty to determine for purposes of these Articles of Incorporation, on the basis of information then known to them, who shall constitute a Related Person and its affiliates and associates. Any such determination by the Continuing Directors shall be conclusive and binding for all purposes.

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

Exhibit 3(ii)

At a meeting of the Board of Directors on February 24, 1999, the following resolutions were offered:

          RESOLVED: That Section 1.09 of the By-Laws of the Corporation be amended to increase the time frame for establishment of a record date from 50 to 90 days prior to the meeting of shareholders and that Section 1.09, as amended, shall read in its entirety as follows:

               Section 1.09 Record Date. The Board of Directors may fix a date for the determination of the shareholders entitled to receive notice of and to vote at any meeting or to receive any dividend, distribution or allotment of rights or a date for any change, conversion or exchange of shares by fixing a record date not more than 90 days prior thereto.

          RESOLVED: That Article 2, Section 2.03 of the By-Laws of the Corporation be amended to eliminate the reference to par value and to replace the $1,000 ownership requirement with a requirement that each director shall own a minimum of 200 shares of common stock of the Corporation and that
Article 2, Section 2.03, as amended, shall read in its entirety as follows:

              Section 2.03. Qualifications. Each Director (other than directors named in the Articles to serve until the First Annual Meeting of Shareholders) during their full term of office shall own a minimum of 200 shares of the Common Stock of the Corporation. A Director shall retire from the Board on their 72nd birthday unless the Director initiates a written request to remain on the said Board an additional year and the request is accepted by the Nominating Committee and the appropriate Board of Directors. This process may be repeated each year until the Director attains age 75, at which time the Director shall retire. The written request should be sent to the Directors' Nominating Committee, c/o Secretary of The
Drovers & Mechanics Bank and/or Drovers Bancshares Corporation, sixty (60) days prior to their 72nd, 73rd or 74th birthday, whichever is applicable. The request shall be considered by the Nominating Committee and forwarded to the appropriate Board for final action.


     I hereby certify that, at a meeting of the Directors of Drovers Bancshares Corporation duly convened on the 24th day of February, 1999 the preceding amendments to the By-Laws were unanimously adopted.

IN WITNESS WHEREOF, I have hereunto set my hand and affixed the seal of Drovers Bancshares Corporation this 24th day of February, 1999.

                                       __/S/John D. Blecher__
                                       Secretary

Updated through June 30, 1999

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

     If more than 20 days notice of the meeting is given to shareholders, such notice of nomination shall be mailed or delivered to the Corporation not later than the close of business on the seventh day following the day on which the notice of meeting was mailed. Nominations not made in accordance with this Section may, in his discretion, be disregarded by the chairman of the meeting, and upon his instructions, the vote tellers may disregard all votes cast for each such nominee.

      Section 1.09. Record Date. The Board of Directors may fix a date for the determination of the shareholders entitled to receive notice of and to vote at any meeting or to receive any dividend, distribution or allotment of rights or a date for any change, conversion or exchange of shares by fixing a record date not more than 90 days prior thereto.

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

     Section 2.03. Qualifications. Each Director (other than Directors named in the Articles to serve until the First Annual Meeting of Shareholders) during their full term of office shall own a minimum of 200 shares of the Common Stock of the Corporation. A Director shall retire from the Board on their 72nd birthday unless the Director initiates a written request to remain on the said Board an additional year and the request is accepted by the Nominating Committee and the appropriate Board of Directors. This process may be repeated each year until the Director attains age 75, at which time the Director shall retire. The written request should be sent to the Directors' Nominating Committee, c/o Secretary of The
Drovers & Mechanics Bank and/or Drovers Bancshares Corporation, sixty (60) days prior to their 72nd, 73rd or 74th birthday, whichever is applicable. The request shall be considered by the Nominating Committee and forwarded to the appropriate Board for final action.

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

ARTICLE 4.  INDEMNIFICATION OF DIRECTORS AND OFFICERS

     Section 4.01. Indemnification. To the full extent permitted by the laws of the Commonwealth of Pennsylvania, as they exist on the date hereof or as they may hereafter be amended, the Corporation shall indemnify any person (an Indemnitee) who was or is involved in any manner (including, without limitation, as a party or witness) in any threatened, pending or completed investigation, claim, action, suit or proceeding, (whether civil, criminal, administrative, arbitrative, legislative or investigative (including, without limitation, any action, suit or proceeding by or in the right of the Corporation to procure a judgment in its favor) (a Proceeding), or who is threatened with being so involved, by reason of the fact that he or she is or was a director, officer or employee of the Corporation or, while serving as a director, officer or employee of the Corporation, is or was at the request of the Corporation also serving as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against all expenses (including attorney's fees), judgments, fines, penalties, excise taxes and amounts paid in settlement actually and reasonably incurred by the Indemnitee in connection with such Proceeding, provided that there shall be no indemnification hereunder with respect to any settlement or other non-adjudicated disposition of any threatened or pending Proceeding unless the Corporation has given its prior consent to such settlement or disposition. The right of indemnification created by this Article shall be a contract right enforceable by an Indemnitee against the Corporation, and it shall not be exclusive of any other rights to which an Indemnitee may otherwise be entitled. The provisions of this Article shall inure to the benefit of the heirs and legal representatives of an Indemnitee and shall be applicable to Proceedings commenced or continued after the adoption of this Article, whether arising from acts or omission occurring before or after such adoption. No amendment, alternation, change, addition or repeal of or to these By-laws shall deprive any Indemnitee of any rights under this Article with respect to any act or omission of such Indenture occurring prior to such amendment, alteration, change, addition or repeal.

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

ARTICLE 6.  LIMITATION OF THE LIABILITY OF DIRECTORS

     Section 6.01. Limitation of Director Liability. To the full extent permitted by the Corporate Directors' Liability Act as enacted in the Commonwealth of Pennsylvania (Act of November 28, 1986, P.L. 1458, No. 145) as the same exists or may hereafter be amended, a director of this Corporation shall not be personally liable for monetary damages for any action taken or any failure to take any action unless such action or inaction constitutes both:

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

                                   EXHIBIT 21
                          SUBSIDIARIES OF THE REGISTRANT


The following are the subsidiaries of the Drovers Bancshares Corporation:


        Subsidiary                      State of Incorporation or Organization

The Drovers & Mechanics Bank                            Pennsylvania
30 South George Street
York, PA 17401


Drovers Realty Corporation                              Pennsylvania
30 South George Street
York, PA 17401


The following are the subsidiaries of the Drovers & Mechanics Bank:

        Subsidiary                       State of Incorporation or Organization

96 South George Street, Inc.                            Pennsylvania
96 South George Street
York, PA 17401

Drovers Investment Company                              Delaware
103 Foulk Road, Suite 202
Wilmington, Delaware 19803