Form 10-Q
period 1999-09-30
DROVERS BANCSHARES CORP
filed 1999-11-12
CIK 703109

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

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



               Class                      Outstanding at September 30, 1999
           Common Stock                         4,698,897 Shares

Drovers Bancshares Corporation and Subsidiaries
CONTENTS
PART I  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

  Consolidated Statements of Condition ....................................  4
   September 30, 1999 and December 31, 1998

  Consolidated Statements of Income .......................................  5
   Three Months Ended September 30, 1999 and 1998
   Nine Months Ended September 30, 1999 and 1998

  Consolidated Statements of Comprehensive Income .........................  6
   Three Months Ended September 30, 1999 and 1998
   Nine Months Ended September 30, 1999 and 1998

  Consolidated Statements of Cash Flows ...................................  7
   Nine Months Ended September 30, 1999 and 1998

  Notes to Consolidated Financial Statements ..............................  8

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ............................. 13

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK ..................................................... 20

PART II  OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       A.  Listing of Exhibits.

        Exhibit 3(i) - Articles of Incorporation. (incorporated by reference to Exhibit 3(i) to the Corporation's June 30, 1999 10-Q)

        Exhibit 3(ii) - By-laws. (incorporated by reference to Exhibit 3(i) to the Corporation's June 30, 1999 10-Q)

        Exhibit 4 - Instruments Defining the Rights of Holders of Long-term Debt of the Corporation and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10 percent of the consolidated assets of the Corporation.
         The Corporation undertakes to file these instruments with the Commission on request.

        Exhibit 10(a) - Amended and Restated Supplemental Pension Plan, dated September 28, 1994, between the Bank and A. Richard Pugh and First Amendment thereto, dated November 14, 1995.
         (incorporated by reference to the Corporation's 1998 10-K)

        Exhibit 10(b) - Amended and restated Change of Control Agreement, dated September 30, 1999, among the Corporation, the Bank and
         A. Richard Pugh ................................................. 22

        Exhibit 10(c) - Form of Change of Control Agreement among the Corporation the Bank and each of the following Executive Vice Presidents of the Company: Debra A. Goodling, Michael J. Groft and Shawn A. Stine. (incorporated by reference to the Corporation's 1998 10-K)

Drovers Bancshares Corporation and Subsidiaries
CONTENTS, continued


        Exhibit 10(d) - Form of Change of Control Agreement among the Corporation the Bank and each of the following Senior Vice
         Presidents of the Company:  Michael E. Kochenour and John D.
         Blecher ........................................................... 30

        Exhibit 10(e) - The Corporation's 1995 Stock Option Plan.
         (incorporated herein by reference to Exhibit 99.1 to the Corporation's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on December 31, 1998)

        Exhibit 10(f) - The Corporation's Incentive Stock Option Plan. (incorporated herein by reference to Exhibit 99.1 to the Corporation's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 24, 1995)

        Exhibit 11 - Statements Regarding Computation of Per Share
         Earnings ..........................................................  8

        Exhibit 21 - Subsidiaries of the Registrant ........................ 38

        Exhibit 27 - Financial Data Schedule ............................... 39
       B.  The Corporation filed the following reports on Form 8-K:

         (i) On September 20, 1999 a Form 8-K was filed to announce the Corporation's issuance of $7.5 million in Trust Preferred Securities through a wholly owned subsidiary, Drovers Capital Trust I, on September 17, 1999 in a private placement.

         (ii) On October 18, 1999 a Form 8-K was filed to report the Corporation's 1999 Third Quarter earnings and to announce the Corporation's commencement of a $5.0 million common stock offering to the general public in a community and shareholder offering.

 SIGNATURES ................................................................ 21

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands)

                                                            SEPT 30,   DEC 31,
ASSETS                                                         1999     1998
Cash and due from banks ..................................  $ 18,069  $ 24,145
Money market investments .................................       843       479
Investment securities (fair value $199,125 and $162,556)..   198,747   161,619

Loans (net of unearned income of $3,118 and $3,253) ......   436,834   390,109
Reserve for loan losses ..................................     4,352     3,912
Net loans ................................................   432,482   386,197

Bank premises and equipment ..............................    16,126    15,901
Other assets .............................................    11,949     9,452
TOTAL ASSETS .............................................  $678,216  $597,793

LIABILITIES
Deposits:
Noninterest-bearing ......................................  $ 47,541  $ 55,339
Interest-bearing .........................................   440,873   402,333
Total deposits ...........................................   488,414   457,672
Federal funds purchased and securities sold under
 agreements to repurchase ................................    41,124    23,325
Other borrowings .........................................    85,303    62,830
Corporation-obligated mandatorily redeemable capital
 securities of subsidiary trust ..........................     7,500         0
Other liabilities ........................................     6,252     5,773
TOTAL LIABILITIES ........................................   628,593   549,600

SHAREHOLDERS' EQUITY
Common stock -- no par, 15,000,000 shares authorized;
  issued and outstanding-4,698,897 shares in 1999 and
  4,468,461 shares in 1998 ...............................    38,850    33,772
Retained earnings ........................................    12,114    13,173
Accumulated other comprehensive income ...................    -1,341     1,248
TOTAL SHAREHOLDERS' EQUITY ...............................    49,623    48,193
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............  $678,216  $597,793

See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF INCOME


(In thousands, except per share data)          THREE MONTHS         NINE MONTHS
                                              ENDED SEPT 30,     ENDED SEPT 30,
                                              1999     1998     1999      1998
INTEREST INCOME
Interest and fees on loans ................   $8,892  $7,859   $25,421  $22,560
Interest on deposits with banks ...........        7       4        20       36
Interest and dividends on
 investment securities ....................    2,978   2,557     8,185    7,968
Total interest income .....................   11,877  10,420    33,626   30,564
INTEREST EXPENSE
Interest on deposits ......................    4,624   4,470    13,396   12,973
Federal funds purchased and securities
 sold under agreements to repurchase ......      422     426       890    1,217
Interest on borrowed funds ................    1,165     636     3,027    2,061
Total interest expense ....................    6,211   5,532    17,313   16,251
Net interest income .......................    5,666   4,888    16,313   14,313
Provision for loan losses .................      213     179     1,064      647
Net interest income after
 provision for loan losses ................    5,453   4,709    15,249   13,666
OTHER INCOME
Trust income ..............................      362     342     1,036      930
Service charges on deposit accounts .......      496     427     1,417    1,220
Securities gains ..........................        0      31        67      262
Net gains on loan sales ...................      104     213       653      796
Equity in losses of real estate ventures ..      -96     -20      -207      -75
Other .....................................      364     296       988      874
Total other income ........................    1,230   1,289     3,954    4,007
OTHER EXPENSES
Salaries and employee benefits ............    2,346   1,941     6,711    5,954
Occupancy and premises ....................      361     292     1,005      837
Furniture and equipment ...................      354     407     1,033    1,002
Marketing .................................      173     192       523      495
Net (gain) cost of operation
 of other real estate .....................       15      -8        -9       10
Supplies ..................................      167     134       422      376
Other taxes ...............................      107      91       324      285
Other......................................      813     735     2,395    2,236
Total other expenses ......................    4,336   3,784    12,404   11,195
Income before income taxes ................    2,347   2,214     6,799    6,478
Applicable income taxes ...................      422     524     1,186    1,540
NET INCOME ................................   $1,925  $1,690   $ 5,613  $ 4,938
PER SHARE DATA
Net income ................................   $ 0.41  $ 0.36   $  1.20  $  1.06
Net income, assuming dilution .............   $ 0.41  $ 0.36   $  1.18  $  1.04
Dividends .................................   $ 0.12  $ 0.11   $  0.35  $  0.32

See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


(In thousands)                                 THREE MONTHS        NINE MONTHS
                                              ENDED SEPT 30,     ENDED SEPT 30,
                                              1999     1998      1999      1998
Net income ................................  $1,925   $1,690    $5,613   $4,938
Other comprehensive income:
Unrealized gains (losses) on securities
  arising during period ...................    -619      525    -3,897      590
Reclassification adjustment for gains
  included in net income ..................       0      -31       -25     -262
Other comprehensive income (loss) before
  tax .....................................    -619      494    -3,922      328
Income taxes (benefits) related to other
  comprehensive income ....................    -210      168    -1,333      112
Other comprehensive income (loss) .........    -409      326    -2,589      216
COMPREHENSIVE INCOME ......................  $1,516   $2,016    $3,024   $5,154

See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                              NINE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                          1999       1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................   $  5,613   $  4,938
Adjustments to reconcile net income to net cash
 from operating activities:
Depreciation and amortization .......................      1,129      1,144
Net amortization of investment security premiums ....        196        257
Provision for loan losses ...........................      1,064        647
Gain on sale/calls of securities held-to-
 maturity ...........................................        -42          0
Gain on sale of securities available-for-sale .......        -25       -262
Loans originated for sale ...........................    -45,364    -52,244
Proceeds from sales of loans ........................     46,220     52,712
Gain on sale of loans ...............................       -653       -796
Gain on sale of other real estate ...................        -23        -13
Net deferred loan fees ..............................       -390        -76
Equity in loss of real estate ventures ..............        207         75
Increase in interest/dividends receivable ...........       -574       -110
Increase in interest payable ........................        388        454
Increase in other assets ............................       -340       -194
Increase (decrease) in other liabilities ............        -96        953
Net cash provided by operating activities ...........      7,310      7,485
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from calls and maturities of securities
 held-to-maturity ...................................     11,945      6,925
Proceeds from sales and maturities of securities
 available-for-sale .................................     28,021     30,085
Purchases of securities held-to-maturity ............          0          0
Purchases of securities available-for-sale ..........    -81,146    -21,124
Increase in net loans ...............................    -47,628    -62,469
Capital expenditures ................................     -1,333     -1,627
Proceeds from sale of fixed assets ..................          0          2
Net (purchase) of investment in real estate
 ventures ...........................................       -194     -1,076
Proceeds from sale of other real estate .............        392        252
Net cash used in investing activities ...............    -89,943    -49,032
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and
 savings accounts ...................................     11,169     14,973
Net increase in certificates of deposit .............     19,573     14,392
Net increase (decrease) in federal funds purchased
 and repurchase agreements ..........................     17,799       -806
Net increase in other borrowings and capital
 securities of subsidiary trust .....................     30,008     14,861
Payments made for capital leases ....................        -34        -30
Dividends paid ......................................     -1,663     -1,514
Proceeds from issuance of common stock ..............         69        248
Net cash provided by financing activities ...........     76,921     42,124
NET INCREASE IN CASH & CASH EQUIVALENTS .............     -5,712        577
CASH & CASH EQUIVALENTS AT JANUARY 1, ...............     24,624     14,928
CASH & CASH EQUIVALENTS AT SEPT 30, .................   $ 18,912   $ 15,505
See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (including normal recurring accruals) considered necessary to present fairly Drovers Bancshares' financial position as of September 30, 1999 and December 31, 1998. Operating results and changes in cash flows for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Annual Report for the year ended December 31, 1998.

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

Net income per share and net income per share, assuming dilution, were calculated as follows:
                                              THREE MONTHS        NINE MONTHS
                                              ENDED SEPT 30,     ENDED SEPT 30,
                                              1999     1998     1999     1998
Net income ..............................    $1,925   $1,690   $5,613   $4,938
Average shares outstanding ..............     4,698    4,684    4,695    4,674
Effect of dilutive securities:
 Stock options ..........................        50       76       53       75
Average shares outstanding,
 assuming dilution ......................     4,748    4,760    4,748    4,749
Net income per share ....................    $ 0.41   $ 0.36    $1.20    $1.06
Net income per share, assuming dilution .    $ 0.41   $ 0.36    $1.18    $1.04

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities Classified as held-to-maturity as of September 30, 1999 are as follows:

                                                     Gross      Gross
                                        Amortized Unrealized Unrealized   Fair
(In thousands)                             Cost      Gains      Losses    Value
US Treasury securities and obligations
 of US government corp and agencies ...   $ 1,489     $ 29       $ 0    $ 1,518
Obligations of states and political
 subdivisions .........................    14,926      295         2     15,219
Mortgage-backed securities and
 collateralized mortgage obligations ..     5,996       71        15      6,052
Total investment securities ...........   $22,411     $395       $17    $22,789

The amortized cost and estimated fair value of investment securities classified as available-for-sale as of September 30, 1999 are as follows:

                                                    Gross      Gross
                                       Amortized Unrealized Unrealized   Fair
(In thousands)                            Cost      Gains      Losses    Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 16,473 $ 8 $ 267 $ 16,214 Obligations of states and political
 subdivisions ........................    20,065       59        550     19,574
Corporate obligations ................    12,395        6        348     12,053
Mortgage-backed securities and
 collateralized mortgage obligations..   107,998      301      1,673    106,626
Total debt securities ................   156,931      374      2,838    154,467
Equity securities ....................    21,437      565        133     21,869
Total investment securities ..........  $178,368     $939     $2,971   $176,336

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

NOTE D - LOANS

Loans are comprised of the following as of September 30, 1999 and December 31, 1998:

                                                           SEPT 30,   DEC 31,
(In thousands)                                               1999      1998
Commercial, financial and industrial loans .............   $123,060  $117,997
Real estate mortgage loans:
  Real estate construction-related .....................     18,218    13,523
  Real estate mortgage loans secured by
     1-4 family residential properties .................    136,200   126,542
  Other real estate ....................................    128,010   100,585
Total real estate mortgage loans .......................    282,428   240,650
Consumer loans:
  Monthly payment ......................................     30,308    30,498
  Other revolving credit ...............................        778       791
Total consumer loans ...................................     31,086    31,289
Leasing and other ......................................        260       173
Total loans ............................................   $436,834  $390,109

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE D - LOANS, continued


Changes in the reserve for loan losses for the periods ended September 30, were as follows:

(In thousands)                                               1999       1998
Balance, beginning of year .............................    $3,912     $3,304
Provision for loan losses ..............................     1,064        647
LESS: Loans charged-off ................................       701        192
Recoveries .............................................        77         89
Balance, September 30 ..................................    $4,352     $3,848

As of September 30, 1999, the total recorded investment in impaired loans was $6,316,000. Nonaccrual loans at September 30, 1999 were $1,200,000 compared to $1,435,000 at December 31, 1998.

Residential mortgage loans with a book value of $2,697,000 were held for sale at September 30, 1999. The cumulative fair value exceeded the book value of these loans. Loans held for sale are included in total loans. During the first nine months of 1999, the Corporation capitalized $215,000 in loan servicing rights and amortized $146,000.

For additional information, see pages 23-24 of the Corporation's 1998 annual report.

NOTE E - COMPREHENSIVE INCOME

The income tax expense or benefit allocated to each component of other comprehensive income for the periods ended September 30, were as follows:

 (In thousands)                                THREE MONTHS       NINE MONTHS
                                              ENDED SEPT 30,     ENDED SEPT 30,
                                              1999     1998     1999     1998
Unrealized gains (losses) on securities
  arising during period ...................   $-210    $179     $-1,324   $201
Reclassification adjustment for gains
  included in net income ..................       0     -11          -9    -89
Income taxes (benefits) related to other
  comprehensive income ....................   $-210    $168     $-1,333   $112

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE E - COMPREHENSIVE INCOME, continued

Accumulated other comprehensive income as of September 30, was as follows:

(in thousands)                                                 1999      1998

Balance, January 1, ......................................   $ 1,248    $1,593
Current-period change ....................................    -2,589       216
Balance, September 30, ...................................   $-1,341    $1,809

All components of accumulated other comprehensive income were as a result of unrealized gains (losses) on investment securities available-for-sale.

NOTE F - CAPITAL SECURITIES OF SUBSIDIARY TRUST

On September 17, 1999, the Corporation issued $7,735,000 of 9.25% junior subordinated deferrable interest debentures to Drovers Capital Trust I, a Delaware business trust, in which the Corporation owns all of the common equity. The debentures are the sole asset of the Trust. The Trust issued $7,500,000 of preferred securities to investors. The Corporation's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Corporation of the Trust's obligations under the preferred securities. The preferred securities are redeemable by the Corporation on or after September 30, 2004, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures on September 30, 2027.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The following comparison of actual balances indicates how the Corporation has generated and employed its funds for the nine months ending September 30, 1999:

                                        BALANCE                       BALANCE
                                        SEPT 30,  INCREASE            DEC 31,
(In thousands)                           1999    (DECREASE)     %      1998
FUNDING USES:
Money market investments ............  $    843    $   364   75.99%  $    479
Investment securities ...............   198,747     37,128   22.97%   161,619
Loans (net) .........................   432,482     46,285   11.98%   386,197
Total interest-earning assets .......   632,072     83,777   15.28%   548,295
Noninterest-earning assets ..........    46,144     -3,354   -6.78%    49,498
TOTAL USES ..........................  $678,216    $80,423   13.45%  $597,793
FUNDING SOURCES:
Interest-bearing demand deposits ....  $ 51,649    $   438    0.86%  $ 51,211
Savings deposits ....................   137,295     15,816   13.02%   121,479
Time deposits .......................   251,929     22,286    9.70%   229,643
Short-term borrowings ...............    41,124     17,799   76.31%    23,325
Long-term borrowings ................    92,803     29,973   47.70%    62,830
Total interest-bearing liabilities ..   574,800     86,312   17.67%   488,488
Noninterest-bearing demand deposits .    47,541     -7,798  -14.09%    55,339
Other liabilities ...................     6,252        479    8.30%     5,773
Shareholders' equity ................    49,623      1,430    2.97%    48,193
TOTAL SOURCES .......................  $678,216    $80,423   13.45%  $597,793

Total assets have increased $80,423,000, or 13.45%, since December 31, 1998. Net loans grew $46,285,000 while investment securities grew $37,128,000. Strong commercial loan demand continued in the third quarter. Commercial loans grew $37,851,000, or 16.5%, of which $30,827,000 was secured by real estate. Commercial loans were $267,036,000 at September 30, 1999. Residential real estate loans grew $24,638,000, or 21.6% and stood at $138,453,000 at the end of third quarter 1999.

During the first nine months of 1999, management increased holdings in investment securities $37,128,000 to leverage the Corporation's capital base. Total investment purchases were $81,225,000. The purchases included fixed and variable rate mortgage-backed and collateralized mortgage obligations, fixed and variable rate corporate obligations, fixed rate municipal bonds and fixed rate agency notes. The Corporation also sold $5,991,000 of U.S. government agency bonds, classified as held-to-maturity. These bonds were within three months of a probable call date. The sales resulted in gains of $26,000.

Deposits continued to fund a significant portion of the asset growth.
Deposits have grown $30,742,000, or 6.7%, in the last nine months. A majority of the deposit growth was in certificates of deposit, which increased $25,689,000, or 11.6% from a year ago. This growth was boosted by the recent Double Take CD Promotion. The Corporation's Indexed Money Fund and Statement Savings increased by $13,269,000 and $5,417,000, respectively.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION, continued
The remaining assets were funded with customer repos and short-term and long-term borrowings. Customer repos and short-term borrowings have increased $17,799,0000 so far this year. Long-term borrowings increased $29,973,000 during the same period and include $7,500,000 of Capital Securities of Subsidiary Trust issued in September 1999. The Corporation also borrowed $17,654,000 from the Federal Home Loan Bank of Pittsburgh with fixed interest rates until at least 2004.

LIQUIDITY

Liquidity management focuses on the ability to meet the cash flow requirements of customers wanting to withdraw or borrow funds for their personal or business needs. Liquidity needs may be met by either reducing assets or increasing liabilities. Sources of asset liquidity include short-term investments, maturing and repaying loans and monthly cash flows from mortgage-backed securities and collateralized mortgage obligations. The loan portfolio provides an additional source of liquidity due to the Corporation's participation in the secondary mortgage market. The Corporation designates a substantial portion of its investment portfolio as available-for-sale. At September 30, 1999, this segment totaled $176,336,000, or 88.7%, of the investment portfolio.

On the liability side, liquidity needs may be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank of Pittsburgh. The Corporation maintains a formal arrangement with the Federal Home Loan Bank, which allows the Corporation to borrow short and intermediate advances up to approximately 80% of its investment in assets secured by one-to-four family residential real estate. The maximum borrowings under this agreement at September 30, 1999 were $170,025,000, of which $112,869,000, or 66.4%, was borrowed. The ability to renew funding sources depends on the financial institution's strength, asset portfolio, diversity of depositors and types of deposit instruments offered.

LOAN QUALITY

Impaired loans at September 30, 1999 were $6,316,000 compared to $1,748,000 at December 31, 1998. Two loans secured by trade receivables totaling $5,320,000 were recently classified as impaired when possible credit problems became known. Preliminary estimates of reserves on these two loans totaled $572,000. The reserve for loan losses on all impaired loans was $717,000 at September 30, 1999. Nonaccrual loans at September 30, 1999 were $1,200,000 compared to $1,435,000 at December 31, 1998. Overall loan quality remains very good.

Loan charge-offs were $701,000 for the first nine months of 1999, of which $512,000 were commercial loans and $189,000 were consumer loans. Recoveries were $77,000. Third quarter net charge-offs were $12,000.

During the second quarter, management fully charged off a commercial loan when it became likely that the remaining balance was uncollectable. A portion of the credit had been charged-off in the fourth quarter of 1998 and the first quarter of 1999, as it was becoming apparent that the balance due may not be repaid according to the original terms.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATION

Drovers Bancshares recorded net income of $5,613,000 and $4,938,000 for the nine months ended September 30, 1999 and 1998, respectively. The return on assets (ROA) and return on equity (ROE) for the nine months ended September 30, 1999 were 1.19% and 15.06%, respectively. This compares to an ROA and ROE for the same period last year of 1.20% and 14.44%, respectively.

Net income for the quarter was $1,925,000 compared to $1,690,000 for the third quarter last year. The ROA and ROE for the third quarter of 1999 were 1.16% and 15.39%, respectively, compared to 1.19% and 14.31% for the same period in 1998.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other sources of funds. The following table presents the trends in net interest income:

                                      THREE MONTHS           NINE MONTHS
                                   ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
(In thousands)                  1999     1998   99/98    1999     1998   99/98
Interest income ............  $11,877  $10,420  14.0%  $33,626  $30,564  10.0%
Interest expense ...........    6,211    5,532  12.3%   17,313   16,251   6.5%
Net interest income ........    5,666    4,888  15.9%   16,313   14,313  14.0%
Provision for loan losses ..      213      179  19.0%    1,064      647  64.5%
Net interest income after
 provision for loan losses .  $ 5,453  $ 4,709  15.8%  $15,249  $13,666  11.6%

The Corporation's largest category of earning assets consists of loans to businesses and individuals. The majority of earning assets are supported by commercial and consumer deposits and shareholders' equity. Changes in net interest income are determined by variations in the volume and mix of assets and liabilities as well as their sensitivity to interest rate movements.

Net interest income increased $778,000 in the third quarter and $2,000,000 during the first nine months of 1998. Average earning assets increased
13.6% to $589,399,000 for the first nine months of 1999 compared to $518,683,000 for the same period last year. The margin for the first nine months was 3.70% compared to 3.69% for the first nine months of 1998 and 3.67% for all of last year. The average yield on interest-bearing liabilities decreased 0.33% for the first nine months in 1999 due mainly from a decline in the yield on time deposits. The decline in yield on time deposits and the increase in average earning assets offset a decline in yield on interest-earning assets.

The margin in the fourth quarter of 1998 was 3.61% compared to 3.73% in the first quarter of 1999, 3.74% in the second and 3.64% in the third. The decline in yield from the second quarter was primarily due to an increase in yields on short-term and long-term borrowings of 0.25%.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET INTEREST INCOME, continued

The provision for loan losses was $213,000 for the quarter and $1,064,000 so far in 1999. This compares to a third quarter provision last year of $179,000 and a provision of $647,000 for the first nine months. The increase in the provision for loan losses for the year is related to the second quarter charge-off of the commercial loan and also to the increase in total loans. The loan loss provision as a percentage of loans was 1.00% at September 30, 1999.

NONINTEREST INCOME
                                       THREE MONTHS              NINE MONTHS
                                     ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
(In thousands)                       1999   1998  99/98    1999    1998   99/98
Trust income ...................... $ 362  $ 342    5.8%  $1,036  $  930   11.4%
Service charges on deposit accounts   496    427   16.2%   1,417   1,220   16.1%
Securities gains .................      0     31 -100.0%      67     262  -74.4%
Net gains on loan sales ..........    104    213  -51.2%     653     796  -18.0%
Equity in losses of real
 estate ventures .................    -96    -20  380.0%    -207     -75  176.0%
Other ............................    364    296   23.0%     988     874   13.0%
Total ............................ $1,230 $1,289   -4.6%  $3,954  $4,007   -1.3%

Noninterest income declined $59,000 for the third quarter and $53,000 for the nine months ended September 30, 1999. The gain on sale of loans declined $109,000 for the quarter and $143,000 for the nine month period as the mortgage refinancing boom ended. The gain on sale of securities decreased $31,000 for the quarter and $195,000 for the nine month period. The Corporation sold a portion of its community bank stock portfolio during the first quarter of 1998, which accounted for most of the gain in 1998.

Offsetting the decline in gains from asset sales was an increase in service charges on deposit accounts and trust income, which increased $69,000 and $20,000, respectively, for the quarter and $197,000 and $106,000, respectively, for the nine month period. An increase in collection of insufficient fund and return check charges caused most of the growth in service charges on deposit accounts.

The fair value of investments managed by the Investment Services and Trust Division was $255,068,000 at September 30, 1999, an increase of $32,681,000, or 14.7%, over the prior year. The division has experienced growth in employee benefits, personal trust and investment management accounts. Overall increases in the equity markets continued to boost the value of assets managed and the related fee income.

The loss on real estate partnerships increased by $76,000 for the third quarter and $132,000 for the first nine months in 1999. The Corporation's subsidiary, The Drovers & Mechanics Bank, is a partner in five limited partnerships that provide low-income housing to qualified families. The two newest partnerships began operating in the third quarter of 1999.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NONINTEREST EXPENSE
                                       THREE MONTHS          NINE MONTHS
                                   ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
(In thousands)                    1999    1998   99/98    1999    1998    99/98
Salaries and employee benefits . $2,346  $1,941   20.9%  $6,711  $5,954   12.7%
Occupancy and premises .........    361     292   23.6%   1,005     837   20.1%
Furniture and equipment ........    354     407  -13.0%   1,033   1,002    3.1%
Marketing expense ..............    173     192   -9.9%     523     495    5.7%
Net cost of operation
 of other real estate ..........     15      -8 -287.5%      -9      10 -190.0%
Supplies .......................    167     134   24.6%     422     376   12.2%
Other taxes ....................    107      91   17.6%     324     285   13.7%
Other...........................    813     735   10.6%   2,395   2,236    7.1%
Total .......................... $4,336  $3,784   14.6% $12,404 $11,195   10.8%

Noninterest expenses increased $552,000 for the third quarter and $1,209,000 so far this year. Salaries and benefits are the largest component of noninterest expense and increased $405,000 for the quarter and $757,000 for the first nine months of 1999. Staff levels have increased from a year ago due primarily to the addition of the Hellam branch in January 1999 and in preparation for the Dillsburg branch opening in the fourth quarter of 1999. Average full-time equivalent staffing levels were 230 during the third quarter compared to 212 for the same period last year. Accrued incentive compensation increased $47,000 for the third quarter and $141,000 for the first nine months of 1999.

Occupancy and premises expense increased $69,000 for the third quarter and $168,000 for the nine month period ended September 30, 1999. The opening of the Hellam office and loan production offices in Mechanicsburg, Pennsylvania and Frederick, Maryland contributed to this increase. Furniture and equipment expense declined $53,000 for the quarter and increased $31,000 for the nine month period. The third quarter of 1998 included personal computer software upgrades and software upgrades needed for Year 2000 compliance. This expense, which was not repeated in 1999, was offset by increases in equipment depreciation and maintenance contracts.

Marketing expense decreased $19,000 in the third quarter and increased $28,000 for the first nine months in 1999. Beginning in the third quarter of 1998, the Corporation incurred expenses for an extensive image and branding campaign, which focused on the Corporation's community bank image and commitment to the markets it serves.

Other noninterest expense increased $78,000 for the quarter and $159,000 year-to-date. Affecting this increase were increases in data processing, legal, loan servicing rights amortization and over and short charges. The increase in expenses for the nine month period were partially offset by a decrease in consulting services, which were paid in the first quarter of 1998.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

TAXATION

The Corporation recognized a provision for income taxes of $1,186,000 for the nine months ending September 30, 1999. The average tax rate, applicable income taxes divided by income before taxes, was 17.4%. This compares to an average tax rate of 16.6% for all of 1998. The Corporation manages its tax rate through the purchase of tax-exempt investment securities and investments in low-income housing partnerships that provide historic and low-income tax credits.

FUTURE OUTLOOK

On October 15, 1999, the Corporation announced the commencement of a $5 million common stock offering to the general public in a community and shareholder offering.

The Corporation plans to construct two new branch offices. Construction of the new branch located near Dillsburg, Pennsylvania began in July 1999. The office is scheduled to open in November. A contract has been signed to purchase land at the Newberrytown exit of I-83 in Newberry Township for a new branch office. Construction of this branch should be completed in the second quarter of 2000.

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

YEAR 2000 ISSUE, continued

Costs of Year 2000

The costs to remediate the Corporation's IT and Non-IT systems have been minor and are expected to total less than $100,000. As of December 31, 1998, $65,000 had been expended on Year 2000 costs. An additional $12,500 was expensed in the first nine months of 1999. The Corporation does not expect the amounts required to be expensed over the next three months to have a material effect on the financial position or results of operations. However, if compliance is not achieved in a timely manner by the Corporation or any of its significant related third parties, be it a supplier of services or a customer, the Y2K issue could possibly have a material effect on the Corporation's operations and financial position.

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

REGULATORY CAPITAL

The following table shows the Corporation exceeds all minimum capital adequacy standards:
                                                   BALANCE     BALANCE
                                                   SEPT 30,     DEC 31,
(in thousands)                                       1999        1998
Tier 1 capital .................................    $58,404     $46,891
Tier 2 capital .................................      4,547       4,315
  Total risk-based capital .....................    $62,951     $51,206

Risk-adjusted on-balance sheet assets ..........   $462,852    $400,895
Risk-adjusted off-balance sheet exposure .......     14,256      14,180
  Total risk-adjusted assets ...................   $477,108    $415,075

Ratios:
  Tier 1 risk-based capital ratio ..............       12.2%       11.3%
  Minimum required .............................        4.0%        4.0%

  Total risk-based capital ratio ...............       13.2%       12.3%
  Minimum required .............................        8.0%        8.0%

  Tier 1 leverage ratio ........................        8.6%        7.8%
  Minimum required .............................        4.0%        4.0%

Comparing September 30, 1999 to December 31, 1998, the Corporation's Tier 1 capital ratio increased due to an increase in Tier 1 capital of $11,513,000 offset by a $62,033,000 increase in risk-weighted assets. The $7,500,000 of corporation-obligated mandatorily redeemable capital securities of subsidiary trust issued on September 17, 1999 is included in Tier 1 capital. The leverage ratio increased due to the increase in Tier 1 capital offset by the increase in total assets of $80,423,000.

For additional information, see page 41 of the Corporation's 1998 annual Report and page 7 of the Corporation's 1998 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's primary market risk is the risk of changes in net interest income caused by changes in interest rates. Interest rate sensitivity management focuses on minimizing interest rate risk. Management measures ongoing interest rate risk through monthly "gap" reports and quarterly computer simulations of net interest income. A "gap" report measures the net dollar exposure to changes in interest rates, at a given time, for various repricing periods. Results can sometimes be misleading since many interest-bearing liabilities are not as sensitive to interest rate movements as the repriceable assets which they help fund. A better measure of interest rate risk is simulations which project net interest income in rising, falling and stable interest rate cycles. The Corporation performs and reviews income simulations on a quarterly basis. The interest rate risk has not changed materially from December 31, 1998.

Drovers Bancshares Corporation and Subsidiaries
PART II  OTHER INFORMATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DROVERS BANCSHARES CORPORATION




                                   _/s/ A. Richard Pugh ___________________
                                   A. Richard Pugh, Chairman, President
                                   and Chief Executive Officer




                                   _/s/ Debra A. Goodling___________________
                                   Debra A. Goodling, Executive Vice President
                                     and Treasurer
                                   Principal Financial Officer




                                   _/s/ John D. Blecher____________________
                                   John D. Blecher, Senior Vice President
                                     and Secretary
                                   Principal Accounting Officer


                                   Date: November 10, 1999

Exhibit 10(b)
                           AMENDED AND RESTATED
                         CHANGE OF CONTROL AGREEMENT



     AGREEMENT made as of this _____ day of _____________, 1999, by and between DROVERS BANCSHARES CORPORATION and THE DROVERS & MECHANICS BANK, a Pennsylvania corporation and a Pennsylvania state chartered bank, respectively, each with offices in York, Pennsylvania, hereinafter collectively called "Company", and A. RICHARD PUGH, hereinafter called "Executive."


                                 BACKGROUND

     Executive is employed by Company as President and Chief Executive Officer. In consideration of Executive's past and future services, Company entered into a Change of Control Agreement with Executive as of September 28, 1994, as amended and restated as of November 14, 1995 ("Prior Agreement") to provide Executive compensation and other benefits upon his termination of employment after a corporate change of control.

     In consideration of the mutual covenants and agreements herein, and intending to be legally bound hereby, the parties agree to amend and restate the Prior Agreement as follows:

     1. TERM - The term of this Agreement shall commence on the date hereof and end on the earliest to occur of the following:

            (a)  Executive's death;

            (b) Executive's permanent disability resulting in his inability to fully perform or complete his duties as President and Chief Executive Officer for a period anticipated to exceed one hundred eighty (180) consecutive days, provided, however, that in the event Company maintains a long-term disability insurance plan on the date Executive becomes disabled, Executive's permanent disability shall be Determined under the criteria of the insurance policy;

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

                 (iv) the effective time of the merger, consolidation, division, share exchange, or any other transaction or a series of transactions outside the ordinary course of business ("Business Combination"), as a result of which the holders of the outstanding Voting capital stock of Target Company immediately prior to such Business Combination, excluding any shareholder who is a party to the Business Combination (other than Company) or is such party's affiliate as defined in the Securities Exchange Act of 1934, hold less than seventy-five percent (75%) of the voting capital stock of the surviving or resulting corporation;

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

     3. COMPENSATION AND BENEFITS - Upon a Change of Control Termination, Company shall provide Executive, in addition to any other rights or benefits to which Executive may be entitled by contract or under any policy or custom of Company, subject however, to Section 7 below, the following:

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

            (d) Executive may exercise stock options issued to him pursuant to the Drovers Bancshares Corporation 1995 Stock Option Plan ("Stock Option Plan"). Such stock options shall be exercisable fully, and closing shall occur, within ninety (90) days of the Change of Control Termination whether or not:

                 (i) A period of one (1) year has elapsed from the date of grant to the date of exercise.

                 (ii) Any installment exercise terms as stipulated by the Stock Option Plan's administrative committee ("Committee").

                 (iii) The Committee has extended the option period upon Executive's termination, provided, however, in no event shall Executive exercise any stock option after the earlier of (i) ten (10) years from the date of grant, or (ii) the expiration of the option period as stipulated in the Stock Option Plan, as applicable to said option(s).

     4. CONSULTATION. For a period of six (6) months following the Change of Control Termination, Executive shall be available upon reasonable request of Company to assist in the transition of management provided that Executive shall not be required to be physically present at the offices of Company for any material time nor to expend substantial time. For such availability and consultation services, Company shall pay to Executive as an independent contractor a gross amount equal to forty percent (40%) of his Compensation, payable monthly in advance in six (6) equal installments. Executive may at any time terminate his services hereunder, in which event the consultation fee shall terminate effective upon the date of termination. This consultation arrangement shall also terminate upon Executive's death. In the event of a premature termination, the Executive or his estate shall reimburse Company for any unearned portion of any fees paid hereunder in advance.

     5. RIGHT TO HEARING. In the event Company believes that a Good Cause for termination of Executive's employment may exist, Company shall provide Executive with written notice of its intention to terminate for Good Cause and the facts upon which Company bases such belief, which notice shall be given at least sixty (60) days prior to the proposed effective date for the termination. For such termination to be effective, Executive shall be provided with an opportunity within the said sixty (60) day period to be heard by the Board of Directors of Company. Thereafter, the Board may at its discretion elect to terminate Executive's employment by majority vote.

     6. CONTINUANCE OF BENEFITS. If Executive has commenced receiving benefits hereunder, such benefits shall continue (subject however, to the specific terms and conditions applicable to each benefit as set forth herein), for the full term as provided in Section 3, above, notwithstanding that Executive subsequently dies, becomes permanently disabled, or retires at or after age sixty-five (65). Executive may, at any time and by written notice to Company in the form attached hereto as Exhibit A, name one or more beneficiaries of any such benefits in the event of his death; provided, however, that upon Executive's death, the distribution of Executive's benefits under a qualified pension plan shall be made in accordance with the terms, including any beneficiary designation provision, of such plan. A designation of beneficiary under this Agreement shall be effective on the date actually received by Company. If Executive fails to designate a beneficiary, or if no beneficiary survives Executive, the benefits provided herein shall be paid:

            (a)  to his surviving spouse;

            (b) if there is no surviving spouse, to his living descendants per stirpes; or

            (c) if there is neither a surviving spouse nor descendants, to his duly appointed and qualified executor or personal representative.

      7. LIMITATION UPON PAYMENTS - The parties believe that the benefits payable under Sections 3 and 4, above, represent reasonable compensation for personal services and as such no portion thereof constitutes an "excess parachute payment" as defined in Section 280G of the Internal Revenue Code of 1986, as amended (or successor provision) ("Excess"). If, however, it is finally determined that there is Excess, then the benefits payable shall be reduced pro rata by the minimum amount(s) necessary to remove the Excess, and if such reduction exceeds the balance of payments to thereafter be paid thereunder, the Executive shall reimburse the Company for any net overpayment.

     8. WITHHOLDING - Company may withhold from any benefits payable under this Agreement all federal, state, city or other taxes as shall be required pursuant to any law or governmental regulation or ruling.

     9. SOURCE OF PAYMENT - All payments provided under this Agreement may be paid in cash from the general funds of the Company and no special or separate fund shall be required to be established. Executive shall have no right, title or interest whatever in or to any investment which Company may make to fund its obligations hereunder. Nothing contained in this Agreement, and no action taken pursuant to its provisions, shall create or be construed to create a trust of any kind or a fiduciary relationship between Company and Executive or any other person.

     10. RABBI TRUST - The Company is establishing contemporaneously herewith that rabbi trust attached hereto as Exhibit "B" ("Trust"), to which it is contributing an initial corpus of $100. In the event of a change of control as defined herein, the Company shall, in accordance with the terms of the Trust, contribute thereto the amount described in Section 1(e) thereof. Thereafter, amounts payable hereunder shall be paid first from the assets of such Trust and the income thereon. To the extent that the assets of the Trust and the income thereon are insufficient, Company shall pay Executive the amount due hereunder.

     11. NONASSIGNABILITY - Neither this Agreement nor any right or interest hereunder shall, without Company's prior written consent, be subject to any sale, transfer, assignment, pledge, attachment, garnishment, or other alienation or encumbrance of any kind.

     12. ATTACHMENT - Except as required by law, the right to receive payments under this Agreement shall not be subject to anticipation, sale, encumbrance, charge, levy, or similar process or assignment by operation of law.

     13. SUCCESSORS AND ASSIGNS - This Agreement shall inure to the benefit of and be binding upon any corporate or other successor of the Company which shall acquire, directly or indirectly, by merger, acquisition, consolidation, purchase, or otherwise, all or substantially all of the assets of the Company, and shall otherwise inure to the benefit of and be binding upon the parties hereto and their respective heirs, executors, administrators, successors and assigns. Nothing in the Agreement shall preclude Company from consolidating or merging into or with or transferring all or substantially all of its assets to another person, provided such other person shall assume this Agreement and all obligations of Company hereunder. Upon such a consolidation, merger, or transfer of assets and assumption, the term "Company" as used herein, shall mean such other person and this Agreement shall continue in full force and effect.

     14. WAIVERS NOT TO BE CONTINUED - Any waiver by a party or any breach of this Agreement by another party shall not be construed as a continuing waiver or as a consent to any subsequent breach by the other party.

     15. NOTICES - All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered by hand or mailed by certified or registered mail, return receipt requested, with postage prepaid, to the following addresses or to such other address as either party may designate by like notice:


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

     16. ARBITRATION - Any claim or controversy arising out of or relating to this Agreement or any breach thereof shall be settled by arbitration. Any such arbitration shall take place in York, Pennsylvania, in accordance with the rules of the American Arbitration Association. Judgment upon the written award rendered by a majority of the arbitrators may be entered in the Court having jurisdiction thereof. The written decision of a majority of the arbitrators shall be valid, binding, final, and nonappealable.

     17.    MISCELLANEOUS -

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

ATTEST:                             COMPANY:
                                    DROVERS BANCSHARES CORPORATION


______________________________      By____________________________________


                        [SIGNATURES CONTINUED ON FOLLOWING PAGE]
ATTEST:                              THE DROVERS & MECHANICS BANK


______________________________      By____________________________________


WITNESS:                            EXECUTIVE


______________________________      ________________________________(SEAL)
                                    A. Richard Pugh

                                   EXHIBIT A


                          BENEFICIARY DESIGNATION FORM



     I hereby designate the person(s) named below as beneficiary (or beneficiaries) to receive all amounts payable under the Amended and Restated Change of Control Agreement by and between Drovers Bancshares Corporation and Drovers & Mechanics Bank ("Company"), and A. Richard Pugh, dated as of ______________, 1999, which have not been paid at the date of my death.

Name of Beneficiary:                  Address:





     I acknowledge that this Beneficiary Designation shall become effective on the date actually received by Company and shall render all prior Beneficiary Designations, if any, void.


WITNESS


__________________________________        _____________________________(SEAL)
                                          A. Richard Pugh




Date received by Company:

__________________________________



COMPANY

Exhibit 10(d)
                         CHANGE OF CONTROL AGREEMENT



     AGREEMENT made this ____ day of _________________, 1999, by and between DROVERS BANCSHARES CORPORATION and THE DROVERS & MECHANICS BANK, a Pennsylvania corporation and a Pennsylvania state chartered bank, respectively, each with offices in York, Pennsylvania, hereinafter collectively called "Company", and "Named Senior Vice President", hereinafter called "Executive."


                                  BACKGROUND

     Executive is employed by Company as a Senior Vice President. In consideration of Executive's past and future services, Company wishes to enter into a Change of Control Agreement with Executive to provide Executive compensation and other benefits in the event of his or her termination of employment after a corporate change of control.

     In consideration of the mutual covenants and agreements herein, and intending to be legally bound hereby, the parties agree as follows:

     1. TERM - The term of this Agreement shall commence on the date hereof and end on the earliest to occur of the following:

            (a)  Executive's death;

            (b) Executive's permanent disability resulting in his inability to fully perform or complete his or her duties as Senior Vice President for a period anticipated to exceed one hundred eighty (180) consecutive days, provided, however, that in the event Company maintains a long-term disability insurance plan on the date Executive becomes disabled, Executive's permanent disability shall be determined under the criteria of the insurance policy;

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

                 (ii) excessive alcohol or drug abuse by Executive which continually and materially interferes with Executive's ability to perform his duties as Senior Vice President;

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

                 (v) Executive's willful failure to perform his or her duties as Senior Vice President in a manner generally consistent with his or her past service;

            (d) "Good Reason" shall mean the occurrence of one or more of the following without Executive's prior written consent:

                 (i) an assignment to Executive of any duties materially inconsistent with his or her position as Senior Vice President;

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

            (d) Executive may exercise any stock options issued to him or her pursuant to the Drovers Bancshares Corporation 1995 Stock Option Plan ("1995 Plan") in accordance with the provisions thereof.

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

     5. CONTINUANCE OF BENEFITS. If Executive has commenced receiving benefits hereunder, such benefits shall continue (subject however, to the specific terms and conditions applicable to each benefit as set forth herein), for the full term as provided in Section 3, above, notwithstanding that Executive subsequently dies, becomes permanently disabled, or retires at or after age sixty-five (65). Executive may, at any time and by written notice to Company in the form attached hereto as Exhibit A, name one or more beneficiaries of any such benefits in the event of his or her death; provided, however, that upon Executive's death, the distribution of Executive's benefits under a qualified pension plan shall be made in accordance with the terms, including any beneficiary designation provision, of such plan. A designation of beneficiary under this Agreement shall be effective on the date actually received by Company. If Executive fails to designate a beneficiary, or if no beneficiary survives Executive, the benefits provided herein shall be paid:

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

     14. NOTICES - All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered by hand or mailed by certified or registered mail, return receipt requested, with postage prepaid, to the following addresses or to such other address as either party may designate by like notice:

     A.     If to Executive, to:    Named Senior Vice President
                                    ________________
                                    York, PA ________

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

ATTEST:                             COMPANY:
                                    DROVERS BANCSHARES CORPORATION


______________________________      By____________________________________

ATTEST:                             THE DROVERS & MECHANICS BANK


______________________________      By____________________________________


WITNESS:                            EXECUTIVE


______________________________      ________________________________(SEAL)
Named Senior Vice President

EXHIBIT A


                           BENEFICIARY DESIGNATION FORM



     I hereby designate the person(s) named below as beneficiary (or beneficiaries) to receive all amounts payable under the Change of Control Agreement by and between Drovers Bancshares Corporation and Drovers & Mechanics Bank ("Company"), and Named Senior Vice President, dated _________ ___, 1999, which have not been paid at the date of my death.

     Name of Beneficiary:                Address:





     I acknowledge that this Beneficiary Designation shall become effective on the date actually received by Company and shall render all prior Beneficiary Designations, if any, void.


WITNESS


__________________________________        _____________________________(SEAL)
                                          Named Senior Vice President




Date received by Company:

__________________________________




COMPANY


__________________________________

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


The following are the subsidiaries of the Drovers Bancshares Corporation:


        Subsidiary                        State of Incorporation or Organization

The Drovers & Mechanics Bank                            Pennsylvania
30 South George Street
York, PA 17401


Drovers Realty Corporation                              Pennsylvania
30 South George Street
York, PA 17401


Drovers Capital Trust I                                 Delaware
103 Foulk Road, Suite 202
Wilmington, Delaware 19803


The following are the subsidiaries of The Drovers & Mechanics Bank:

        Subsidiary                        State of Incorporation or Organization

96 South George Street, Inc.                            Pennsylvania
96 South George Street
York, PA 17401

Drovers Investment Company                              Delaware
103 Foulk Road, Suite 202
Wilmington, Delaware 19803