Form 10-K
period 1999-12-31
DROVERS BANCSHARES CORP
filed 2000-03-28
CIK 703109

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   For the Fiscal year ended December 31, 1999

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

               COMMON STOCK NO PAR                    NASDAQ
               (Title of each class)    (Name of exchange on which registered)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [X]


The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 2000 was $61,728,835. The number of shares of Drovers Bancshares Corporation Common Stock outstanding at January 31, 2000 was 4,805,977.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report for the year ended December 31, 1999 are incorporated by reference into Parts I, II and IV. Portions of the Proxy Statement for the annual shareholders meeting to be held May 18, 2000 incorporated by reference in Part III.

Drovers Bancshares Corporation and Subsidiaries
CONTENTS

PART I

Item 1.  Business ......................................................... 5

Item 2.  Properties ....................................................... 12

Item 3.  Legal Proceedings
  The information required by this item is contained on page 23 of the Drovers Bancshares Corporation 1999 Annual Report.

Item 4.  Submission of Matters to a Vote of Security Holders
  This item is omitted since it is not applicable.

PART II

Item 5.  Market for the Registrant's Common Equity and Related
  Stockholder Matters.
  The information required by this item is contained on page 1 and 23 of the Drovers Bancshares Corporation 1999 Annual Report.

Item 6.  Selected Financial Data
  The information required by this item is contained on pages 14-15 of the Drovers Bancshares Corporation 1999 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
  The information required by this item is contained on pages 38-46 of the Drovers Bancshares Corporation 1999 Annual Report.

Item 7a.  Quantitative and qualitative disclosures about market risk
  The information required by this item is contained on pages 38-46 of the Drovers Bancshares Corporation 1999 Annual Report.

Item 8.  Financial Statements and Supplementary Data ...................... 15
  Additional information required by this item is contained on pages 17-36 and page 46 of the Drovers Bancshares Corporation 1999 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  This item is omitted since it is not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant ............... 25
  Additional information required by this item is contained on pages 5-17 of the Definitive Proxy Statement dated March 27, 2000.

Item 11. Executive Compensation
  The information required by this item is contained on pages 11-17 of the Definitive Proxy Statement dated March 27, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management The information required by this item is contained on pages 5-8 of the Definitive Proxy Statement dated March 27, 2000.

Drovers Bancshares Corporation and Subsidiaries
CONTENTS

Item 13. Certain Relationships and Related Transactions
  The information required by this item is contained on page 4 of the Definitive Proxy Statement dated March 27, 2000.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  A. Financial statements are incorporated by reference to pages 1-46 of the Drovers Bancshares Corporation 1999 Annual Report.

  B.  Drovers Bancshares Corporation filed the following report on Form 8-K:

      (i) On December 21, 1999, a Form 8-K was filed to announce the issuance of 103,087 shares of Drovers Bancshares Corporation's common stock, no par value, on December 6, 1999. The stock was issued through a previously announced "best efforts" offering, which was terminated on December 21, 1999. The aggregate proceeds to Drovers Bancshares Corporation, before expenses of the offering and selling agent's Commissions were $2,216,370.50.

  C.  Listing of Exhibits.

    Exhibit 3(i) - Articles of Incorporation. (incorporated by reference to Exhibit 3(i) of the Drovers Bancshares Corporation Form 10-Q for the period ended June 30, 1999).

    Exhibit 3(ii) - By-laws. (incorporated by reference to Exhibit 3(ii) of the Drovers Bancshares Corporation Form 10-Q for the period ended June 30, 1999).

    Exhibit 4 - Instruments Defining the Rights of Holders of Long-term Debt of Drovers Bancshares Corporation and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10 percent of the consolidated assets of the Corporation. The Corporation undertakes to file these instruments with the Commission on request.

    Exhibit 10(a) - Amended and Restated Supplemental Pension Plan, dated September 28, 1994, between The Drovers & Mechanics Bank and A. Richard Pugh and First Amendment thereto, dated November 14, 1995. (incorporated by reference to Exhibit 10(a) of the Drovers Bancshares Corporation Form 10-K for the year ended December 31, 1998).

    Exhibit 10(b) - Amended and restated Change of Control Agreement, dated September 30, 1999, among Drovers Bancshares Corporation, The Drovers & Mechanics Bank and A. Richard Pugh. (incorporated by reference to
      Exhibit 10(b) of the Drovers Bancshares Corporation Form 10-Q for the period ended September 30, 1999).

    Exhibit 10(c) - Form of Change of Control Agreement among Drovers Bancshares Corporation, The Drovers & Mechanics Bank and each of the following Executive Vice Presidents of the Company: Debra A. Goodling, Michael J. Groft, and Shawn A. Stine. (incorporated by reference to Exhibit 10(c) of the Drovers Bancshares Corporation Form 10-K for the year ended December 31, 1998).

Drovers Bancshares Corporation and Subsidiaries
CONTENTS

    Exhibit 10(d) - The Drovers Bancshares Corporation 1995 Stock Option Plan. (incorporated by reference to Exhibit 99.1 of the Drovers Bancshares Corporation Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on December 31, 1998).

    Exhibit 10(e) - The Drovers Bancshares Corporation Incentive Stock Option Plan. (incorporated herein by reference to Exhibit 99.1 to the Drovers Bancshares Corporation Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 24, 1995).

    Exhibit 10(f) - The Drovers Bancshares Corporation 1999 Non-Employee Directors Stock Option Plan. (incorporated by reference to Exhibit 99.1 to the Drovers Bancshares Corporation Registration on Form S-8 as filed with the Securities and Exchange Commission on July 8, 1999.

    Exhibit 11 - Statements Regarding Computation of Per Share Earnings. (incorporated by reference to Note 16 on page 32 of the Drovers Bancshares Corporation 1999 Annual Report).

    Exhibit 13 - Annual Report to Security Holders.



C.  Listing of Exhibits, Continued

    Exhibit 21 - Subsidiaries of the Registrant............................ 27

    Exhibit 23 - Consents of experts and Counsel........................... 28

    Exhibit 27 - Financial Data Schedule.

SIGNATURES ................................................................ 26



Page numbers of Annual Report to shareholders and Definitive Proxy Statement referenced in this document refer to hard copy only. See electronic copy of documents for corresponding page numbers.

Drovers Bancshares Corporation and Subsidiaries
ITEM 1.  BUSINESS

GENERAL
Drovers Bancshares Corporation ("Drovers") was organized on October 27, 1982, under the Pennsylvania Business Corporation Law and holds all the stock of The Drovers & Mechanics Bank ("Drovers Bank"). The Management of The Drovers & Mechanics Bank formed Drovers Bancshares Corporation for greater flexibility in providing a wider variety of banking services and in engaging in nonbanking activities permitted under the Bank Holding Company Act of 1956, as amended.

The Drovers & Mechanics Bank is a wholly-owned subsidiary of Drovers.
Drovers Bank is chartered pursuant to the laws of the Commonwealth of Pennsylvania and is subject to the supervision of the Banking Department of the Commonwealth and the Federal Deposit Insurance Corporation. Drovers Bank was organized in 1883 as a national bank and became a state-chartered non-member bank of the Federal Reserve System on February 14, 1979. Drovers Bank has two wholly-owned subsidiaries: 96 South George Street, Inc. and Drovers
Investment Company. 96 South's primary asset is an office building attached to Drovers Bank's Main Office which houses our corporate headquarters.
Drovers Investment Company's assets consist of investment securities, primarily municipal bonds.

Drovers also wholly owns two other subsidiaries: Drovers Realty Company and Drovers Capital Trust I. Drovers Realty Company has various real estate holdings, including ground and building leases. It rents the real estate to Drovers Bank for use as branch offices. Drovers Capital Trust I owns junior subordinated deferrable debentures due from Drovers. The debentures are the sole asset of the Trust. The Trust issued $7,500,000 of preferred securities to investors secured by the debentures. For additional information on the Trust, see Note 13 on page 29 of the Drovers Corporation 1999 Annual Report.

Drovers Bank offers a wide variety of banking and trust services to individuals and commercial customers in its service area. Personal banking services include checking accounts, savings and time accounts, certificates of deposit, personal and mortgage loans, home improvement loans, safe deposit services, estate planning and administration, personal trust management and discount brokerage services. Commercial banking services are provided to businesses, nonprofit organizations and local municipalities. These services include checking accounts, savings and time accounts, financing activities and corporate trust services in the areas of pension, profit sharing and employee benefit plans. Investment services and trust recently launched the Oak Tree Investment Group which provides enhanced investment management, financial planning and brokerage services.

On December 31, 1999, Drovers Bank employed 231 full-time equivalents throughout its branch offices. The Main Office is located at 30 South George Street, York, Pennsylvania. A Research and Administrative Services Center and nine branches are located in the surrounding suburbs of York City. In addition, there are seven out-of-town offices located in Dillsburg, Shrewsbury, Emigsville, Hellam, York Haven, Dover and Red Lion, Pennsylvania. On
November 8, 1999, a full-service bank office opened in Dillsburg, Pennsylvania. Drovers Bank opened its first loan production office in the first quarter of 1999 in Mechanicsburg, Pennsylvania. We opened an office in Frederick, Maryland in August 1999. The Frederick Office was initially a loan production office. On February 21, 2000, the Frederick Office began accepting deposits from business customers. Negotiations continue to purchase land in Newberrytown, Pennsylvania to establish a new branch office. During 2000, we plan to relocate the Memory Lane Branch and to expand the Research and Administrative Services Center. Drovers Bank also has eleven remote automated teller machines. Locations include the York Fairgrounds, York College of Pennsylvania, and nine inside convenience stores.

Drovers Bancshares Corporation and Subsidiaries
ITEM 1.  BUSINESS

GENERAL, CONTINUED

In December 1993, Drovers Bank purchased the office building attached to our Main Office. The five-story complex, known as 96 South George, provides for future growth and enables Drovers to maintain its headquarters in downtown York. The accounting, corporate banking, and executive offices are located on the fifth floor of 96 South George.

Drovers Bank is a limited partner in five ventures that own and operate apartment buildings. The apartments provide low-income housing to qualified families. The investments are accounted for under the equity method of accounting. The combined carrying values of the investments at December
31, 1999 and 1998 were $5,554,000 and $5,385,000, respectively.

SUPERVISION AND REGULATION

     Bank Holding Company Regulation

Drovers is registered as a bank holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHCA"). Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve. The Federal Reserve has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve, pursuant to such regulations, may require Drovers to stand ready to use its resources to provide adequate capital funds to Drovers Bank during periods of financial stress or adversity.

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

The BHCA prohibits Drovers from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Such a transaction would also require approval of the Pennsylvania Department of Banking. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

Additionally, the BHCA prohibits Drovers from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. The Federal Reserve can differentiate between nonbanking activities that are initiated by a bank holding company or subsidiary and activities that are acquired as a going concern. The BHCA does not place territorial restrictions on the activities of such nonbanking-related activities. Drovers and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.

Federal Reserve approval may be required before Drovers or its nonbank subsidiaries may begin to engage in any new activity and before acquiring a business.

Drovers Bancshares Corporation and Subsidiaries
ITEM 1.  BUSINESS

     Dividend Restrictions

Drovers is a legal entity separate and distinct from Drovers Bank and the Drovers' nonbank subsidiaries. Drovers' revenues (on a parent company only basis) result almost entirely from dividends received from its subsidiaries. The right of Drovers and consequently the right of creditors and shareholders of Drovers, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of Drovers Bank), except to the extent that claims of Drovers in its capacity as a creditor may be recognized.

Federal and state laws regulate the payment of dividends by Drovers' subsidiaries. See "Supervision and Regulation - Regulation of Drovers Bank" herein.

Further, it is the policy of the Federal Reserve that bank holding companies should pay dividends only out of current earnings. Federal banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if they should deem such payment to be an unsafe or unsound practice.

     Capital Adequacy

Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half (4%) of the total capital is required to be "Tier 1 Capital," consisting principally of common shareholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less certain intangible assets. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum "leverage ratio." This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Further, the Federal Reserve has indicated that it will consider a "tangible Tier 1 capital leverage ratio" deducting all intangibles and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised us that we should apply any specific minimum leverage ratio.

Pursuant to FDICIA, the federal banking agencies have specified, by regulation, the levels at which an insured institution is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under these regulations, an institution is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any order or written directive to meet and maintain a specific capital level. Drovers and the Drovers Bank, at December 31, 1999, qualify as "well capitalized" under these regulatory standards.

Drovers Bancshares Corporation and Subsidiaries
ITEM 1.  BUSINESS

     FDIC Insurance

Drovers Bank is subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-related premium assessment system for both the Bank Insurance Fund ("BIF") for banks and the Savings Association Insurance fund ("SAIF") for savings associations. Under this system, FDIC insurance premiums are assessed based on capital and supervisory measures.

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

On September 30, 1996, the President of the United States signed into law the Deposit Insurance Funds Act of 1996 to recapitalize the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC")and to provide for repayment of the FICO (Financial Institution Collateral Obligation) bonds issued by the United States Treasury Department. The FDIC levied a one-time special assessment of SAIF deposits equal to 65.7 cents per $100 of the SAIF-accessible deposit base as of March 31, 1995. During 1997, 1998 and 1999, the Bank Insurance Fund ("BIF") will pay $322 million of FICO debt service, and SAIF will pay $458 million. During 1997, 1998 and 1999, the average regular annual deposit insurance assessment is estimated to be about 1.29 cents per $100 of deposits for BIF deposits and
6.44 cents per $100 of deposits for SAIF deposits. Individual institution's assessments will continue to vary according to their capital and management ratings. As always, the FDIC will be able to raise the assessments as necessary to maintain the funds at their target capital ratios provided by law. After 1999, BIF and SAIF will share the FICO cost equally. Under current estimates, BIF and SAIF assessment bases would each be assessed at the rate of approximately 2.43 cents per $100 of deposits. The FICO bonds will mature in 2018-2019, ending the interest payment obligation.

     Regulation of Drovers Bank

The operations of Drovers Bank are subject to federal and state statues applicable to banks chartered under the banking laws of the Commonwealth of Pennsylvania that are not members of the Federal Reserve System and to banks whose deposits are insured by the FDIC.

The FDIC, which has primary supervisory authority over Drovers Bank, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of Drovers Bank's depositors rather than Drovers' shareholders. Drovers Bank must furnish annual and quarterly reports to the FDIC, which has the authority under the Financial Institutions Supervisory Act to prevent a state non-member bank from engaging in an unsafe or unsound practice in conducting its business.

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

Drovers Bancshares Corporation and Subsidiaries
ITEM 1.  BUSINESS

      Regulation of Drovers Bank, Continued

Recently, Pennsylvania enacted a law to permit state-chartered financial institutions to sell insurance. This follows a United States Supreme Court decision in favor of nationwide insurance sales by banks and which also bars states from blocking insurance sales by national banks in towns with populations of no more than 5,000. Consequently, state-chartered banks, such as Drovers Bank, are allowed to sell insurance in Pennsylvania and are not limited by the town of 5,000 restriction applicable to national banks. The Office of the Comptroller of the Currency has issued guidelines for national banks to sell insurance. Drovers Bank has been licensed as an insurance agency within the State of Pennsylvania. We presently sell fixed and variable rate annuity products and are evaluating our options regarding the sale of additional insurance products.

Under the Federal Deposit Insurance Act, as amended, Drovers Bank is required to obtain the prior approval of the FDIC for the payment of dividends if the total of all dividends declared by the Bank in one year would exceed the Drovers Bank's net profits (as defined and interpreted by regulation) for the current year plus its retained net profits (as defined and interpreted by regulation)for the two preceding years, less any required transfers to surplus. In addition, Drovers Bank may only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed statutory bad debts (as defined by regulation). Under FDICIA, any depository institution, including Drovers Bank, is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy its minimum capital requirements.

A subsidiary bank of a bank holding company, such as Drovers Bank, is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on taking such stock or securities as collateral for loans. The Federal Reserve Act and Federal Reserve regulations also place certain limitations and reporting requirements on extensions of credit by a bank to the principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

Drovers Bank, and the banking industry in general, are affected by the monetary and fiscal policies of government agencies, including the Federal Reserve. Through open market securities transactions and changes in its discount rate and reserve requirements, the Board of Governors of the Federal Reserve exerts considerable influence over the cost and unavailability of funds for lending and investment.

In regards to the Year 2000 issue, we did not have any disruptions of our business as a result of the date change to January 1, 2000. For additional information see Management's Discussion and Analysis of Financial Condition and Results of Operations, Year 2000 Issue, on page 43 of the Corporation's 1999 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 1.  BUSINESS

COMPETITION

The financial services industry in Drovers Bank's service area is extremely competitive. Competitors within its service area include multi-bank holding companies, with resources substantially greater than ours. Many competitor financial institutions have legal lending limits substantially higher than Drovers Bank's legal lending limit. In addition, we compete with savings banks, savings and loan associations, credit unions, money market and other mutual funds, mortgage companies, leasing companies, finance companies, and other financial services companies that offer products and services similar to those offered by Drovers Bank on competitive terms.

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial services providers. As a result of the legislation, bank holding companies will be permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with regard to insurance and securities activities. Moreover, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we serve. This could adversely impact our profitability.

In addition, a bank holding company, which does not qualify or does not elect to become a financial holding company under the Gramm-Leach-Bliley Act, is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities, except for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are set forth in Federal Reserve Board regulation Y.

Bank holding companies that do qualify as a financial holding company may engage in activities that are of a financial nature or incidental thereto.
This will include activities such as securities and insurance underwriting which are not permitted non-banking activities under Regulation Y. A bank holding company may qualify to become a financial holding company if each of its depository institution subsidiaries is "well capitalized", "well managed," has at least a "satisfactory" CRA rating in its most recent examination and the bank holding company has filed a certification with the Federal Reserve Bank that it elects to become a financial holding company.

INTERSTATE BANKING LEGISLATION

In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Interstate Banking Act") was enacted. The Interstate Banking Act facilitates the interstate expansion and consolidation of banking organizations (i) by permitting bank holding companies that are adequately capitalized and adequately managed, beginning September 29, 1995, to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state; (ii) by permitting the interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or "opt out" of this authority before that date; (iii) by permitting banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state; (iv) by permitting, beginning September 29, 1995, a bank to engage in certain agency relationships (i.e., to receive deposits, renew time deposits, close loans (but not including loan approvals or disbursements), service loans, and receive payments on loans and other obligations) as agent for any bank or thrift affiliate, whether the affiliate

Drovers Bancshares Corporation and Subsidiaries
ITEM 1.  BUSINESS

INTERSTATE BANKING LEGISLATION, Continued

is located in the same state or a different state then the agent bank; and (v) by permitting foreign banks to establish, with approval of the regulators in the United States, branches outside their "home" states to the same extent that national or state banks located in the home state would be authorized to do so. One effect of this legislation will be to permit Drovers to acquire banks and bank holding companies located in any state and to permit qualified banking organizations located in any state to acquire banks and bank holding companies located in Pennsylvania, irrespective of state law.

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

Under the Community Reinvestment Act of 1977 ("CRA"), the FDIC is required to assess the records of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the communities (including low and moderate income neighborhoods) which they serve. The FDIC also takes this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of branch banking or other deposit facilities, office relocation, or merger and acquisitions of financial institutions.

The CRA requires the FDIC to provide written evaluation of an institution's CRA performance and requires public disclosure of an institution's CRA rating. Drovers Bank received a "satisfactory" rating in its last CRA examination conducted by the FDIC.


PROPOSED LEGISLATION AND REGULATIONS

From time to time, various federal and state legislation is proposed that could result in additional regulation of, and restriction on, the business of Drovers and Drovers Bank, or otherwise change the business environment.

We cannot predict whether any of this legislation, if enacted, will have a material effect on the business of Drovers.

Drovers Bancshares Corporation and Subsidiaries
ITEM 2.  PROPERTIES

Drovers and its Subsidiaries own in fee simple unencumbered the following land and buildings:

Main Office                        Emigsville Office
30 S George Street                 2123 N George Street
York, PA  17401                    Emigsville, PA  17318

Research & Administrative          Westgate Office
Services Center                    1500 Kenneth Road
915 Indian Rock Dam Road           York, PA  17404
York, PA  17403

Richland Avenue Office             Memory Lane Office
905 Indian Rock Dam Road           200 Memory Lane
York, PA  17403                    York, PA  17402

York Haven Office                  Dillsburg Office
Landvale Street                    3 Tristan Drive
York Haven, PA  17370              Dillsburg, PA 17019

Drovers Bank is the sole occupant of all land and buildings listed above.

The following property is pledged as collateral for a mortgage loan secured to purchase the property:

96 South George Office Building
96 South George Street
York, PA 17401

The five-story office building adjacent to the Main Office provides for future growth and enables Drovers to maintain headquarters in downtown York. The accounting, corporate banking, and executive offices are located on the fifth floor of the office building.

The following branch offices are leased:

Queensgate Office
Queensgate Shopping Center
York, PA  17403
$1,750 per month rental; lease expires October 1, 2000.

Dover Office
Dover Square, adjacent to Shipley Stores, Inc.
1 South Main Street
Dover, PA  17315
$4,800 per month rental; lease expires November 9, 2006, and is renewable for three five-year options.

South York Plaza Office
275 Pauline Drive
in the Giant Food Store
York, PA 17402
$2,917 per month rental; lease expires August 31, 2000, and is renewable for one five-year option.

Drovers Bancshares Corporation and Subsidiaries
ITEM 2.  PROPERTIES

Cape Horn Office
3140 Cape Horn Road
Red Lion, PA 17356
$2,625 per month land rental; lease expires February 29, 2012, and is renewable for six five-year options. The building is owned by Drovers.

West Manchester Office
1750 Loucks Road
in the Giant Food Store
York, PA 17404
$2,917 per month rental; lease expires February 29, 2004, and is renewable for one five-year option.

York Marketplace Office
2415 East Market Street
in the Giant Food Store
York, PA 17402
$2,917 per month rental; lease expires April 30, 2004, and is renewable for one five-year option.

Penvale Office
3183 Susquehanna Trail North
York, PA 17402
$7,000 per month rental; lease expires November 2, 2007, with a rent increase of $500.00 to $7,500.00 per month in the sixth year. The lease is renewable for three five-year options.

Shrewsbury Office
611 Shrewsbury Commons Avenue
Shrewsbury, PA 17361
$4,167 per month land rental; lease expires November 30, 2017, with rent increases each year. The land lease is renewable for four five-year options. The building is owned by Drovers.

Hellam Office
599 W. Market Street
Hellam, PA 17406
$3,500 per month land rental; lease expires August 31, 2008. The lease is renewable for three five-year options and contains a purchase option.
The building is owned by Drovers.

Mt. Rose Avenue Office
1095 Mt. Rose Avenue
York, PA 17403
$20,000 per year land rental; lease expires December 31, 2000. Additionally, leased equipment with an annual lease amount of $44,921 is required to be paid by Drovers Bank. This transaction has been classified as a capitalized lease.

Loan Production Office
Rossmoyne Business Center
4930 Ritter Road, Suite 103
Mechanicsburg, PA 17055
$1,075 per month rental; lease expires February 29, 2004, with rent increases each year.

Drovers Bancshares Corporation and Subsidiaries
ITEM 2.  PROPERTIES

Frederick Office
The Patrick Center
30 W. Patrick Street
Suite 430
Frederick, MD 21701
$2,202 per month rental; lease expires August 14, 2002, with rent increases each year, and is renewable for three one-year options.

Memory Lane Land Lease
York Marketplace
Memory Lane
York, PA 17402
$1,000 per month land rental increasing during the buildout period to a maximum of $3,000 per month. After the branch office opens, the lease will start at $3,750 per month. The ease expires February 28, 2028, with rent increases each year, and is renewable for two five-year options.


Although the facilities currently owned or leased by Drovers are sufficient for its operations, Drovers may obtain additional space as required.

Upon successful negotiation to purchase land, construction of a new office in Newberrytown, Pennsylvania will begin. We are planning to relocate the Memory Lane branch during 2000. Simultaneously with the opening of the new Memory Lane branch, we plan to sell the existing branch and to close the Mt. Rose branch. The Mt. Rose branch's existing customer base will be consolidated with one of the three existing branches which are located within one mile of the existing Mt. Rose branch. Additionally, we expect to expand the Research and Administrative Service Center and to exercise the purchase option on the Hellam lease. All construction costs related to these projects will be funded from operations.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INVESTMENT PORTFOLIO

The following table sets forth the carrying amount of investment securities at the dates indicated:

(In thousands)                      1999          1998          1997
U.S. Government .............     $  2,996      $  6,559      $ 10,519
U.S. Agencies ...............      133,351       106,927       126,769
Municipal ...................       36,757        24,686        24,414
Corporate ...................       16,250         4,666           486
Total debt securities .......      189,354       142,838       162,188
Equity securities ...........       23,583        18,781        17,111
Total investment securities .     $212,937      $161,619      $179,299


The following table sets forth the contractual maturities of debt securities classified as held-to-maturity at December 31, 1999:

                                 AFTER       AFTER
                      ONE YR    ONE TO     FIVE TO    OVER
(In thousands)       OR LESS   FIVE YRS    TEN YRS   TEN YRS      TOTAL
U.S. Government ..    $    0     $1,491    $     0    $    0      $ 1,491
U.S. Agencies ....       499        155        400     4,244        5,298
Municipal ........     1,266      1,438     11,863         0       14,567
Total ............    $1,765     $3,084    $12,263    $4,244      $21,356

The following table depicts the average weighted yields of the held-to-maturity investments by maturity at December 31, 1999:

                                 AFTER      AFTER
                      ONE YR    ONE TO     FIVE TO    OVER
                     OR LESS FIVE YRS TEN YRS TEN YRS TOTAL U.S. Government .. 0.00% 6.65% 0.00% 0.00% 6.65%
U.S. Agencies ....     4.93%      9.57%      9.07%     6.86%      6.92%
Municipal ........     8.41%      8.33%      5.19%     0.00%      5.78%
Total ............     7.42%      7.58%      5.32%     6.86%      6.12%

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INVESTMENT PORTFOLIO (continued)

The following table sets forth the contractual maturities of debt securities classified as available-for-sale at December 31, 1999:

                                 AFTER      AFTER
                      ONE YR    ONE TO     FIVE TO    OVER
(In thousands)       OR LESS   FIVE YRS    TEN YRS   TEN YRS      TOTAL
U.S. Government ..    $  505     $1,001    $     0  $      0     $  1,506
U.S. Agencies ....         0      8,777     14,325   104,950      128,052
Municipal ........         0          0      4,566    17,624       22,190
Other ............         0          0        495    15,755       16,250
Total ............    $  505     $9,778    $19,386  $138,329     $167,998

The following table depicts the average weighted yields of the available-for-sale investments by maturity at December 31, 1999:

                                 AFTER       AFTER
                      ONE YR    ONE TO     FIVE TO    OVER
                     OR LESS FIVE YRS TEN YRS TEN YRS TOTAL U.S. Government .. 4.61% 6.00% 0.00% 0.00% 5.54%
U.S. Agencies ....     0.00%      6.80%      6.86%     6.71%      6.73%
Municipal ........     0.00%      0.00%      5.20%     5.03%      5.06%
Other ............     0.00%      0.00%      6.22%     7.85%      7.80%
Total ............     4.61%      6.72%      6.45%     6.63%      6.61%

The average yields are computed by dividing annual interest income, including the accretion of discounts and amortization of premiums, by the amortized cost of securities at December 31, 1999. The yield on Municipal investments has not been restated on a fully tax equivalent basis.

For additional information see Note 6 on pages 24-25 of the Drovers Bancshares Corporation 1999 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LOAN DATA

Loans are comprised of the following:
                                             YEAR ENDED DECEMBER 31,
(In thousands)                   1999     1998     1997     1996     1995
Domestic loans:
  Commercial, financial and
   industrial ................ $119,942 $117,620 $ 80,588 $ 72,776 $ 66,798
  Real estate:
    Construction .............   18,846   13,523   12,105    8,908    5,910
    Mortgage .................  291,084  227,914  188,775  167,751  141,565
  Consumer ...................   32,555   34,132   35,280   37,150   45,548
  Leasing and other (net) ....      816      173      245       26        9
Total domestic loans .........  463,243  393,362  316,993  286,611  259,830
Foreign loans ................        0        0        0        0        0
Total domestic and
 foreign loans ...............  463,243  393,362  316,993  286,611  259,830
Unearned income ..............   -3,042   -3,253   -3,320   -3,494   -4,425
Loans net of unearned ........  460,201  390,109  313,673  283,117  255,405
Reserve for loan losses ......   -3,908   -3,912   -3,304   -3,130   -2,937
Net loans .................... $456,293 $386,197 $310,369 $279,987 $252,468

For additional information see Note 7 on page 26-27 of the Drovers Bancshares Corporation 1999 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MATURITIES AND RATE SENSITIVITY OF THE LOAN PORTFOLIO
(EXCLUDING CONSUMER AND RESIDENTIAL REAL ESTATE LOANS)

The following table shows the amounts of loans (excluding consumer, residential real estate and other loans) outstanding as of December 31, 1999 which, based on remaining scheduled repayments of principal, are due in the periods indicated:

                                                   AFTER
REMAINING MATURITIES                      ONE YR  ONE TO      OVER
(In thousands)                           OR LESS  FIVE YRS  FIVE YRS    TOTAL
Domestic loans:
  Commercial, financial and industrial . $81,279  $26,847   $11,816  $119,942
  Real estate construction .............  12,014    4,068     2,764    18,846
Foreign loans ..........................       0        0         0         0
Total .................................. $93,293  $30,915   $14,580  $138,788

Rate sensitivity:
  Predetermined rate ................... $ 3,666  $25,068  $ 12,508  $ 41,242
  Floating or adjustable rate ..........  89,627    5,847     2,072    97,546
Total .................................. $93,293  $30,915  $ 14,580  $138,788

Drovers Bank has no set rollover policy. Many of our loans are made on a short-term basis with full intention of renewal at time of maturity. All loans, however, are reviewed on a continual basis for creditworthiness.
Should a loan become questionable or approach problem loan status, it then undergoes a formal review process by all appropriate levels of authority. For additional information on the loan review process, see Provision for Loan Losses on pages 39-40 of the Drovers Corporation 1999 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NONACCRUAL, RESTRUCTURED LOANS AND NONPERFORMING ASSETS

The following table shows loans on nonaccrual status or loans which have been restructured for the past five years:

                                    PRINCIPAL AMOUNT AT YEAR END DECEMBER 31,
  (In thousands)                         1999    1998    1997    1996    1995
Domestic:
  Nonaccrual loans ................. $5,336  $1,435    $740  $  615  $  934
  90 days past due still accruing ..     33       7      33       0       9
  Restructured loans ...............  1,283   1,203       0   1,139     791
Foreign:
  Nonaccrual loans .................      0       0       0       0       0
  90 days past due still accruing ..      0       0       0       0       0
  Restructured loans ...............      0       0       0       0       0
Total .............................. $6,652  $2,645    $773  $1,754  $1,734

Nonaccrual loans as a percentage of loans at December 31, 1999 and 1998 were 1.16% and 0.37%, respectively. Nonaccrual loans at December 31, 1999 include $4,185,000 of loans secured by trade receivables. Interest on restructured loans in compliance with modified terms is recognized under the accrual method of accounting.

Drovers held $5,468,000 of impaired loans at December 31, 1999. The recorded allowance for impaired loans was $754,000. Two loans secured by trade receivables were classified as impaired during September when possible credit problems became known. The same two loans were classified as nonaccrual during the fourth quarter after they became 90 days past due on payments. During the fourth quarter, a charge-off of $1,000,000 was taken on one of these loans when updated loss estimates were received.

The following table presents the changes in the balance of other real estate over the past five years:

(In thousands)                         1999    1998    1997    1996    1995
Balance at beginning of year .......  $ 148   $ 154   $ 803   $ 195   $   0
Assets acquired by foreclosure
 or repossession ...................    318     277     211     822     300
Dispositions .......................   -368    -252    -827    -203    -106
Other (net) ........................    -13     -31     -33     -11       1
Balance at end of year .............  $  85   $ 148   $ 154   $ 803   $ 195

Other real estate consists of assets which have been repossessed or acquired through workout situations on defaulted loans.

For additional information on nonperforming assets see Note 1 on pages 21-22, and Note 7 on pages 26-27 and the Provision for Loan Losses on pages 39-40 of the Drovers Bancshares Corporation 1999 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALYSIS OF RESERVE FOR LOAN LOSSES

                                             YEARS ENDED DECEMBER 31,
(In thousands)                       1999     1998     1997     1996     1995
Balance, January 1, ............... $3,912   $3,304   $3,130   $2,937   $2,638
Provision for loan losses .........  1,727    1,266      386      645      501
Charge-offs:
  Commercial, financial
   and industrial .................  1,536      522        0       25       31
  Real estate - construction ......      0        0        0        0        0
  Real estate - mortgage ..........     14        0        0      215       45
  Consumer ........................    311      235      327      369      257
Total charge-offs .................  1,861      757      327      609      333
Recoveries:
  Commercial, financial
   and industrial .................     48        0       32        6       11
  Real estate - construction ......      0        0        0        0        0
  Real estate - mortgage ..........      0        0       15       36        0
  Consumer ........................     82       99       68      115      120
Total recoveries ..................    130       99      115      157      131
Net charge-offs ...................  1,731      658      212      452      202
Balance, December 31, ............. $3,908   $3,912   $3,304   $3,130   $2,937
Ratio of net charge-offs to average
 loans outstanding ................  0.41%    0.19%    0.07%    0.17%    0.08%

We manage the risk characteristics of our loan portfolio through various Control processes. Risk is further controlled through the application of lending procedures such as the holding of adequate collateral, contractual guarantees, and compensating balances.

We also consider the amount of recent and expected charge-offs, the loan portfolio mix and changes in the economy when determining the provision for loan losses. We believe these procedures provide adequate assurance against losses and the level of the Reserve for Loan Losses is sufficient to meet any present or potential risks.

For additional information see Note 1 on pages 21-22, Note 7 on pages 26-27 and the Provision for Loan Losses on pages 39-40 of the Drovers Bancshares Corporation 1999 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALLOCATION OF RESERVE FOR LOAN LOSSES

The following table presents the amount of the reserve allocated to each of the loan categories and the percentage of total loans for the past five years:

                                        YEARS ENDED DECEMBER 31,
                              1999             1998             1997
                                 Percent          Percent          Percent
                                Of Loans         Of Loans         of Loans
                        Reserve To Total Reserve To Total Reserve to Total
(In thousands)           Amount   Loans   Amount   Loans   Amount   Loans
Commercial, financial
  and industrial ...... $2,248     26.1% $2,644     30.2% $  977     25.7%
Real Estate:
  Construction ........     24      4.1%     19      3.5%     44      3.9%
  Mortgage ............    584     63.1%    382     58.3%    338     60.0%
Consumer ..............    154      6.5%    128      8.0%    131     10.3%
Leasing and other .....      0      0.2%      0      0.0%      0      0.1%
Unallocated ...........    898      n/a     739      n/a   1,814      n/a
Total ................. $3,908    100.0% $3,912    100.0% $3,304    100.0%

                              YEARS ENDED DECEMBER 31,
                              1996            1995
                                 Percent          Percent
                                Of Loans         of Loans
                        Reserve To Total Reserve to Total
(In thousands)           Amount   Loans   Amount   Loans
Commercial, financial
  and industrial ...... $  657     25.7% $  515     26.2%
Real Estate:
  Construction ........     46      3.1%     16      2.3%
  Mortgage ............    321     59.1%    327     55.3%
Consumer ..............    123     12.1%    140     16.2%
Leasing and other .....      0      0.0%      0      0.0%
Unallocated ...........  1,983      n/a   1,939      n/a
Total ................. $3,130    100.0% $2,937    100.0%

For additional information see Note 1 on pages 21-22, Note 7 on pages 26-27 and the Provision for Loan Losses on pages 39-40 of the Drovers Bancshares Corporation 1999 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DEPOSIT STRUCTURE

Maturities of time deposits of $100,000 or more outstanding at December 31, are summarized as follows:

(In thousands)                              1999          1998          1997
Three months or less ...............      $ 5,870       $ 5,983       $ 4,675
Over three months to six months ....        6,101         4,423         1,598
Over six months to twelve months ...        8,985         9,175         5,811
Over twelve months .................       11,128         7,456         8,340
Total ..............................      $32,084       $27,037       $20,424



SHORT-TERM BORROWINGS

Short-term borrowings are borrowed funds generally with an original maturity of one year or less. Securities sold under repurchase agreements and federal funds purchased mature in one day. Other short-term borrowings have a maturity of greater than one day.

(In thousands)                                     1999    1998      1997
Federal funds purchased and securities sold under repurchase agreements
     Balance at year-end                         $25,238   $23,325   $31,360
     Average amount outstanding                  $30,837   $23,820   $24,548
     Maximum amount outstanding at any month-end $58,413   $36,831   $44,342
     Average interest rate for the year             5.18%     5.17%     5.25%
     Average interest rate on year-end balance      5.18%     4.63%     6.16%

Other short-term borrowings
     Balance at year-end                         $30,000   $     0   $     0
     Average amount outstanding                  $    82   $ 4,597   $ 1,112
     Maximum amount outstanding at any month-end $30,000   $13,000   $ 6,000
     Average interest rate for the year             4.59%     5.65%     5.71%
     Average interest rate on year-end balance      4.53%     0.00%     0.00%

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA

Unaudited
1999
(In thousands,                FIRST      SECOND    THIRD    FOURTH
 except per share data)      QUARTER    QUARTER   QUARTER   QUARTER     TOTAL
Net interest income ......    $5,185     $5,462    $5,666    $5,963   $22,276
Provision for loan losses        363        488       213       663     1,727
Total noninterest income .     1,432      1,292     1,230     1,395     5,349
Total noninterest expense
  and income taxes .......     4,442      4,390     4,758     4,707    18,297
Net income ...............    $1,812     $1,876    $1,925    $1,988   $ 7,601
PER SHARE DATA
Net income ...............    $ 0.39     $ 0.40    $ 0.41    $ 0.42   $  1.62
Net income,
  assuming dilution ......    $ 0.38     $ 0.40    $ 0.41    $ 0.41   $  1.60

1998
(In thousands,                FIRST      SECOND    THIRD    FOURTH
 except per share data)      QUARTER    QUARTER   QUARTER   QUARTER    TOTAL
Net interest income ......    $4,690     $4,735    $4,888    $4,942  $19,255
Provision for loan losses        239        229       179       619    1,266
Total noninterest income .     1,330      1,387     1,289     1,402    5,408
Total noninterest expense
  and income taxes .......     4,173      4,253     4,308     3,853   16,587
Net income ...............    $1,608     $1,640    $1,690    $1,872  $ 6,810
PER SHARE DATA
Net income ...............    $ 0.34     $ 0.35    $ 0.36    $ 0.41  $  1.46
Net income,
  assuming dilution ......    $ 0.34     $ 0.35    $ 0.36    $ 0.38  $  1.43


Data adjusted to reflect a 5% stock dividend issued in 1999 and a three-for-two stock split issued in 1998.

Drovers Bancshares Corporation and Subsidiaries
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTEREST DIFFERENTIAL

                                                  December 31,
                                           1999                 1998
(In thousands)                     VOLUME  RATE  TOTAL  VOLUME  RATE  TOTAL
INTEREST INCOME
Increase (decrease) in:
Money market investments and
 Interest-bearing deposits
 with banks ...................... $  -11 $   -1 $  -12 $  -38 $   9 $  -29
Federal funds sold ...............      0      0      0      0     0      0
Total money market investments ...    -11     -1    -12    -38     9    -29
Investment securities
 Taxable investment securities ...    529    115    644   -130  -426   -556
 Equity securities ...............    155     47    202    290   -24    266
 Tax-exempt investment securities     272    -35    237     71   -24     47
Total investment securities ......    956    127  1,083    231  -474   -243
Total loans ......................  5,459   -959  4,500  5,318  -322  4,996
Total interest income ............  6,404   -833  5,571  5,511  -787  4,724

INTEREST EXPENSE
Increase (decrease) in:
Interest-bearing deposits
 Demand ..........................     64    -92    -28     41   -21     20
 Savings .........................    447   -215    232    668   111    779
 Time ............................  1,481   -766    715  1,031  -100    931
Total interest-bearing deposits ..  1,992 -1,073    919  1,740   -10  1,730
Borrowed funds
 Short-term borrowings ...........    132    -23    109    143    -5    138
 Long-term borrowings ............  1,419    -97  1,322    731  -117    614
Total borrowed funds .............  1,551   -120  1,431    874  -122    752
Corporation-obligated mandatory
 redeemable capital securities of
 subsidiary trust                     200      0    200      0     0      0
Total interest expense ...........  3,743 -1,193  2,550  2,614  -132  2,482
Increase in interest differential  $2,661 $  360 $3,021 $2,897 $-655 $2,242

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in cash.

For additional information see Note 1 on pages 21-22 and Average Balances and Rates on page 46 of the Drovers Bancshares Corporation 1999 Annual Report.

Drovers Bancshares Corporation and Subsidiaries
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The principal executive officers of Drovers and its principal subsidiary, Drovers Bank, as of January 1, 2000, are as follows:

Name:  A. Richard Pugh                   Age:  59
Position and Office: Chairman of the Board, President, and Chief Executive Officer of Drovers and Drovers Bank. Mr. Pugh joined the organization in 1988, he was appointed President in 1990 and C.E.O. in 1994. He has extensive and diversified experience in bank management.

Name:  Michael J. Groft                  Age:  44
Position and Office: Executive Vice President of Drovers and Executive Vice President and Senior Lending Officer of Drovers Bank. Mr. Groft joined the organization in March 1978. He has served in various executive management positions since 1988.

Name:  Debra A. Goodling                 Age:  41
Position and Office: Executive Vice President and Treasurer of Drovers and Executive Vice President, Treasurer and Chief Financial Officer of Drovers Bank. Ms. Goodling joined the organization in February 1977. She has served in various executive management positions since 1989.

Name:  Michael E. Kochenour              Age:  47
Position and Office: Executive Vice President and Senior Investment Services and Trust Officer of Drovers and Drovers Bank. Mr. Kochenour joined the organization in August 1999 as Senior Vice President and Senior Trust Officer. Prior to joining the organization, Mr. Kochenour served in numerous management and senior leadership roles in the Banking industry for over 28 years.

Name:  Shawn A. Stine                    Age:  44
Position and Office:  Executive Vice President and Senior Corporate
Banking Officer of Drovers Bank. Mr. Stine joined the organization in August 1991 in the position of Vice President and Senior Corporate Banking Officer.

Name:  John D. Blecher                   Age:  38
Position and Office: Senior Vice President, Secretary and Assistant Treasurer of Drovers and Senior Vice President, Secretary and Controller of Drovers Bank. Mr. Blecher joined the organization in February 1987. He has served as Controller since 1989.



Additional information required for this item is contained on pages 5-17 of the Definitive Proxy Statement dated March 27, 2000.

Drovers Bancshares Corporation and Subsidiaries
PART IV.  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 DROVERS BANCSHARES CORPORATION       Date __March 22, 2000_____
        (Registrant)

                 By /s/ A. Richard Pugh___________________
                   A. Richard Pugh, Chairman of the Board,
                   President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


   /s/ L. Doyle Ankrum______________    /s/ Robert L. Myers, Jr._________
   L. Doyle Ankrum, Director            Robert L. Myers, Jr., Director


   /s/ J. Samuel Gregory ___________    /s/ Harlowe R. Prindle___________
   J. Samuel Gregory, Director          Harlowe R. Prindle, Director


   /s/ Daniel E. Hess_______________    /s/ Basil A. Shorb, III__________
   Daniel E. Hess, Director             Basil A. Shorb, III, Director


   /s/ George W. Hodges_____________    /s/ Gary A. Stewart______________
   George W. Hodges, Director           Gary A. Stewart, Director


   /s/ Herbert D. Lavetan __________    _________________________________
   Herbert D. Lavetan, Director         Robert H. Stewart, Jr., Director


   _________________________________    /s/ Delaine A. Toerper___________
   Richard M. Linder, Director          Delaine A. Toerper, Director


   /s/ David C. McIntosh ___________    /s/ James S. Wisotzkey __________
   David C. McIntosh, Director          James S. Wisotzkey, Director


   _________________________________
   Frank Motter, Director


   /s/ Debra A. Goodling____________    /s/ John D. Blecher_______________
   Debra A. Goodling, Executive Vice    John D. Blecher, Senior Vice President,
   President and Treasurer              Secretary and Assistant Treasurer
   Principal Financial Officer          Principal Accounting Officer

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


The following are the subsidiaries of The Drovers & Mechanics Bank:

        Subsidiary                             State of Incorporation or
                                                        Organization

96 South George Street, Inc.                            Pennsylvania
96 South George Street
York, PA 17401

Drovers Investment Company                              Delaware
103 Foulk Road, Suite 202
Wilmington, Delaware 19803

EXHIBIT 23
DROVERS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSENT OF INDEPENDENT AUDITORS


We consent to incorporation by reference in the Registration Statements on Form S-3 File Number 333-69963 and Form S-8 File Numbers 333-30023, 033-92682, 333-8249 and 033-92672 of Drovers Bancshares Corporation and Subsidiaries of our report dated January 20, 2000, relating to the consolidated statements of condition of Drovers Bancshares Corporation and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999 which report appears in the December 31, 1999 annual report on Form 10-K of Drovers Bancshares Corporation and Subsidiaries.


/S/ Stambaugh Ness P.C.

York, Pennsylvania

March 23, 2000