Form 10-Q
period 2000-03-31
DROVERS BANCSHARES CORP
filed 2000-05-11
CIK 703109

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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



               Class                      Outstanding at March 31, 2000
           Common Stock                            5,054,613 Shares

Drovers Bancshares Corporation and Subsidiaries
CONTENTS
PART I  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

  Consolidated Statements of Condition ...................................  4
   March 31, 2000 and December 31, 1999

  Consolidated Statements of Income ......................................  5
   Three Months Ended March 31, 2000 and 1999

  Consolidated Statements of Comprehensive Income ........................  6
   Three Months Ended March 31, 2000 and 1999

  Consolidated Statements of Cash Flows ..................................  7
   Three Months Ended March 31, 2000 and 1999

  Notes to Consolidated Financial Statements .............................  8

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ............................ 12

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK .................................................... 18

PART II  OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K

       A.  Listing of Exhibits.

        Exhibit 3(i) - Articles of Incorporation. (incorporated by reference to Exhibit 3(i) to the Drovers Bancshares Corporation Form 10-Q for the period ended June 30, 1999)

        Exhibit 3(ii) - By-laws. (incorporated by reference to Exhibit 3(ii) to the Drovers Bancshares Corporation Form 10-Q for the period ended June 30, 1999)

        Exhibit 4 - Instruments Defining the Rights of Holders of Long-term Debt of Drovers Bancshares Corporation and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10 percent of the consolidated assets of Drovers Bancshares Corporation. Drovers Bancshares Corporation undertakes to file these instruments with the Commission on request.

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

Drovers Bancshares Corporation and Subsidiaries
CONTENTS
PART II  OTHER INFORMATION, Continued

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

        Exhibit 10(f) - The Drovers Bancshares Corporation 1999 Non-Employee Directors Stock Option Plan. (incorporated by reference to
         Exhibit 99.1 to the Drovers Bancshares Corporation Registration on Form S-8 as filed with the Securities and Exchange Commission on July 8, 1999).

        Exhibit 11 - Statements Regarding Computation of Per Share
         Earnings .........................................................  8

        Exhibit 21 - Subsidiaries of Registrant ........................... 20

        Exhibit 27 - Financial Data Schedule .............................. 21

       B. Drovers Bancshares Corporation did not file any reports on Form 8-K during the period reported.

 SIGNATURES ............................................................... 19

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands)

                                                          MARCH 31,  DEC 31,
ASSETS                                                       2000     1999
Cash and due from banks ................................  $ 20,348   $ 20,571
Money market investments ...............................       694        767
Investment securities (fair value $208,593 and $213,152)   208,447    212,937

Loans (net of unearned income of $3,043 and $3,042) ....   484,471    460,201
Reserve for loan losses ................................     3,941      3,908
                                                          ___________________
Net loans ..............................................   480,530    456,293

Bank premises and equipment ............................    17,081     16,790
Other assets ...........................................    21,448     12,750
                                                          ____________________
TOTAL ASSETS ...........................................  $748,548   $720,108
                                                          ====================
LIABILITIES
Deposits:
Noninterest-bearing ....................................  $ 54,920   $ 47,986
Interest-bearing .......................................   477,417    457,148
                                                          ___________________
Total deposits .........................................   532,337    505,134
Federal funds purchased and securities sold under
 agreements to repurchase ..............................    50,304     55,238
Other borrowings .......................................   101,169     95,237
Corporation-obligated mandatorily redeemable capital
 securities of subsidiary trust ........................     7,500      7,500
Other liabilities ......................................     5,828      5,799
                                                          ___________________
TOTAL LIABILITIES ......................................   697,138    668,908

SHAREHOLDERS' EQUITY
Common stock - no par, 15,000,000 shares authorized;
 issued and outstanding - 5,054,613 shares in 2000 and
 4,805,977 shares in 1999 ..............................    40,952     40,852
Retained earnings ......................................    14,260     13,478
Accumulated other comprehensive income..................    (3,802)    (3,130)
                                                          ____________________
TOTAL SHAREHOLDERS' EQUITY .............................    51,410     51,200
                                                          ____________________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............  $748,548   $720,108
                                                          ====================

See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF INCOME
                                              THREE MONTHS
(In thousands, except per share data)         ENDED MARCH 31,
                                              2000     1999
INTEREST INCOME
Interest and fees on loans ................  $ 9,950  $ 8,113
Interest on deposits with banks ...........       11        7
Interest and dividends on
 investment securities ....................    3,506    2,528
                                              ________________
Total interest income .....................   13,467   10,648
INTEREST EXPENSE
Interest on deposits ......................    5,323    4,348
Federal funds purchased and securities
 sold under agreements to repurchase ......      682      220
Interest on borrowed funds ................    1,598      895
                                             _________________
Total interest expense ....................    7,603    5,463
                                             _________________
Net interest income .......................    5,864    5,185
Provision for loan losses .................    1,001      363
                                             _________________
Net interest income after
 provision for loan losses ................    4,863    4,822
OTHER INCOME
Trust income ..............................      389      338
Service charges on deposit accounts .......      506      434
Securities (losses) gains..................     (191)      63
Net gains on loan sales ...................       66      349
Other .....................................      309      248
                                             _________________
Total other income ........................    1,079    1,432
OTHER EXPENSES
Salaries and employee benefits ............    2,447    2,219
Occupancy and premises ....................      364      304
Furniture and equipment ...................      381      341
Marketing .................................      127      174
Supplies ..................................       98      155
Other taxes ...............................      122      109
Other .....................................      866      753
                                             _________________
Total other expenses ......................    4,405    4,055
                                             _________________
Income before income taxes ................    1,537    2,199
Applicable income taxes ...................      130      387
                                             _________________
NET INCOME ................................  $ 1,407  $ 1,812
                                             =================
PER SHARE DATA

Net income ................................  $ 0.28   $ 0.37
                                             =================
Net income, assuming dilution..............  $ 0.28   $ 0.36
                                             =================
Dividends .................................  $ 0.12   $ 0.11
                                             =================

See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                             THREE MONTHS
                                                             ENDED MARCH 31,
(In thousands)                                             2000        1999
______________________________________________________________________________
Net income ............................................  $ 1,407       $1,812
Other comprehensive income (loss):
Unrealized gains (losses) on securities arising during
  period ..............................................   (1,211)        (265)
Reclassification adjustment for gains (losses) included
  in net income .......................................      192          (25)
                                                         _____________________
Other comprehensive income (loss) before tax ..........   (1,019)        (290)
Income taxes (benefits) related to other comprehensive
  income (loss) .......................................     (347)         (99)
                                                         _____________________
Other comprehensive income (loss) .....................     (672)        (191)
                                                         _____________________
COMPREHENSIVE INCOME ..................................  $   735       $1,621

See notes to consolidated financial statements.          =====================

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            THREE MONTHS
(In thousands)                                             ENDED MARCH 31,
                                                          2000        1999
______________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...........................................  $ 1,407    $ 1,812
Adjustments to reconcile net income to net cash
 from operating activities:
Depreciation and amortization.........................      452        314
Net amortization of investment security premiums .....       20         58
Provision for loan losses ............................    1,001        363
Gain on sale of securities held-to-maturity ..........       (1)       (38)
Loss (gain) on sale of securities available-for-sale .      192        (25)
Loss on sale of fixed assets .........................        2          0
Loans originated for sale ............................   (3,545)   (20,317)
Proceeds from sales of loans .........................    3,665     20,773
Gain on sale of loans ................................      (65)      (349)
Loss (gain) on other real estate .....................        1         (5)
Net deferred loan fees ...............................       (9)      (297)
Equity in losses of real estate ventures..............       63         55
Increase in interest/dividends receivable ............     (712)       (86)
Increase in interest payable .........................      170        278
Increase in other assets .............................   (7,648)      (384)
(Decrease)increase in other liabilities ..............     (139)       788
                                                       ____________________
Net cash (used in) provided by operating activities ..   (5,146)     2,940
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of securities
 held-to-maturity ....................................      859      8,316
Proceeds from sales and maturities of securities
 available-for-sale ..................................    9,551     11,487
Purchases of securities available-for-sale ...........   (7,153)   (30,467)
Increase in net loans ................................  (25,420)   (18,056)
Capital expenditures .................................     (693)      (322)
Proceeds from sale of fixed assets ...................        6          0
Net purchase of investment in unconsolidated
 subsidiaries.........................................      (43)      (205)
Proceeds from sale of other real estate ..............       67        153
                                                       ____________________
Net cash used in investing activities ................  (22,826)   (29,094)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings
 accounts ............................................   15,527      3,137
Net increase in certificates of deposit ..............   11,676      9,310
Net decrease in federal funds purchased
 and repurchase agreements ...........................   (4,934)      (912)
Net increase in other borrowings .....................    5,945      6,951
Payments made for capital leases .....................      (13)       (11)
Dividends paid .......................................     (625)      (536)
Proceeds from issuance of common stock ...............      100         21
                                                       ____________________
Net cash provided by financing activities ............   27,676     17,960
                                                       ____________________
NET DECREASE IN CASH & CASH EQUIVALENTS ..............     (296)    (8,194)
CASH & CASH EQUIVALENTS AT JANUARY 1, ................   21,338     24,624
                                                       ____________________
CASH & CASH EQUIVALENTS AT MARCH 31, .................  $21,042    $16,430
                                                       ====================

See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements contain all adjustments (including normal recurring accruals) considered necessary to present fairly Drovers Bancshares Corporation's ("Drovers") financial position as of March 31, 2000 and December 31, 1999.

Operating results and changes in cash flows for the three months ended
March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in Drovers' Annual Report for the year ended December 31, 1999.

Certain reclassifications have been made to prior information to conform to current year's presentation.

NOTE B - CALCULATION OF EARNINGS PER SHARE
On April 26, 2000, Drovers declared a 5% stock dividend to shareholders of record on May 5, 2000 payable on May 26, 2000. Net income per share is computed based on the weighted average number of shares outstanding each period, giving retroactive effect to the 5% stock dividend declared in 2000, the 5% stock dividend issued in 1999 and the 3-for-2 stock split issued in 1998. Earnings per common share, assuming dilution gives effect to all dilutive potential common shares during each period.

Net income per share and net income per share, assuming dilution, were calculated as follows:
                                                     MARCH 31,
                                                   2000     1999
Net income ...................................    $1,407   $1,812
                                                 =================
Average shares outstanding ...................     5,046    4,927
Effect of dilutive securities:
 Stock options ...............................        36       59
Average shares outstanding,                      _________________
assuming dilution ............................     5,082    4,986
                                                 =================
Net income per share .........................    $ 0.28   $ 0.37
                                                 =================
Net income per share, assuming dilution ......    $ 0.28   $ 0.36
                                                 =================

NOTE C - INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities classified as held-to-maturity as of March 31, 2000 are as follows:

                                                     Gross      Gross
                                        Amortized Unrealized Unrealized  Fair
(In thousands)                             Cost      Gains      Losses   Value
US Treasury securities and obligations
 of US government corp and agencies ...  $ 1,492     $  2       $ 0     $ 1,494
Obligations of states and political
 subdivisions .........................   14,303      157        13      14,447
Mortgage-backed securities and
 collateralized mortgage obligations ..    4,713       29        29       4,713
                                        _______________________________________
Total investment securities ...........  $20,508     $188       $42     $20,654
                                        =======================================

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C - INVESTMENT SECURITIES, continued
The amortized cost and estimated fair value of investment securities classified as available-for-sale as of March 31, 2000 are as follows:


                                                      Gross     Gross
                                         Amortized Unrealized Unrealized  Fair
(In thousands)                              Cost      Gains     Losses   Value
US Treasury securities and obligations
 of US government corp and agencies ....   $ 16,450    $  3   $  473   $ 15,980
Obligations of states and political
 subdivisions ..........................     18,247       7      586     17,668
Corporate obligations ..................     16,703       0      711     15,992
Mortgage-backed securities and
 collateralized mortgage obligations ...    118,111      62    3,648    114,525
                                         ______________________________________
Total debt securities ..................    169,511      72    5,418    164,165
Equity securities ......................     24,191     109      526     23,774
                                         ______________________________________
Total investment securities ............   $193,702    $181   $5,944   $187,939
                                         ======================================

The amortized cost and estimated fair value of investment securities classified as held-to-maturity as of December 31, 1999 are as follows:

                                                    Gross      Gross
                                       Amortized Unrealized Unrealized  Fair
(In thousands)                            Cost      Gains     Losses    Value
US Treasury securities and obligations
 of US government corp and agencies ..  $ 1,491     $ 10      $ 0    $ 1,501
Obligations of states and political
 subdivisions ........................   14,567      202       22     14,747
Mortgage-backed securities and
 collateralized mortgage obligations .    5,298       42       17      5,323
                                      ______________________________________
Total investment securities ..........  $21,356     $254      $39    $21,571
                                      ======================================
The amortized cost and estimated fair value of investment securities classified as available-for-sale as of December 31, 1999 are as follows:

                                                    Gross      Gross
                                       Amortized Unrealized Unrealized  Fair
(In thousands)                            Cost      Gains     Losses    Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 16,472 $ 1 $ 438 $ 16,035 Obligations of states and political
 subdivisions ........................    23,004       32       846     22,190
Corporate obligations.................    16,709        3       462     16,250
Mortgage-backed securities and
 collateralized mortgage obligations .   116,105      202     2,784    113,523
                                       _______________________________________
Total debt securities ................   172,290      238     4,530    167,998
Equity securities ....................    24,035      190       642     23,583
                                       _______________________________________
Total investment securities ..........  $196,325     $428    $5,172   $191,581
                                       =======================================

For additional information, see pages 24-25 of Drovers' 1999 Annual
Report.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE D - LOANS
Loans are comprised of the following as of March 31, 2000 and December 31, 1999:

                                                         MARCH 31,   DEC 31,
(In thousands)                                             2000      1999
Commercial, financial and industrial loans ...........  $126,319   $120,041
Real estate mortgage loans:
  Real estate construction-related ...................    26,220     18,846
  Real estate mortgage loans secured by
    1-4 family residential properties ................   142,563    140,139
  Other real estate ..................................   159,092    150,341
                                                        ____________________
Total real estate mortgage loans .....................   327,875    309,326
Consumer loans:
  Monthly payment ....................................    29,350     29,181
  Other revolving credit .............................       797        837
                                                        ____________________
Total consumer loans .................................    30,147     30,018
Leasing and other ....................................       130        816
                                                        ____________________
Total loans ..........................................  $484,471   $460,201
                                                        ====================

Residential mortgage loans with a book value of $1,429,000 were held for sale at March 31, 2000. The cumulative fair value exceeded the book value of these loans. Loans held for sale are included in total loans. During the first quarter of 2000, we capitalized $4,000 in loan servicing rights and amortized $41,000.

Nonperforming assets are detailed below:
                                                  MARCH 31,  DEC 31,
                                                     2000      1999
Nonaccrual loans ...............................    $6,165   $5,336
90 days past due and still accruing ............         0       33
Restructured loans in compliance with modified
 terms .........................................       284    1,283
                                                    _______________
Non-performing loans ...........................     6,449    6,652
Assets acquired by foreclosure or repossession .       150       85
                                                    _______________
Non-performing assets ..........................    $6,599   $6,737
                                                    ===============
Non-performing loans as a percentage of total
 loans, net of unearned income .................      1.33%    1.45%
                                                    ===============
Non-performing assets as a percentage of total
 assets ........................................      0.88%    0.94%
                                                    ===============
Reserve for loan losses as a percentage of non-
 performing loans ..............................     61.11%   58.75%
                                                    ===============


As of March 31, 2000, the total recorded investment in impaired loans was $4,007,000 compared to $5,468,000 at December 31, 1999. Continued deterioration of the collateral value of a corporate loan relationship classified as impaired and nonaccrual at December 31, 1999 prompted a write-down of $955,000 this quarter. The balance due on this relationship was $3,074,000 at March 31, 2000.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

LOANS, continued
Changes in the reserve for loan losses for the periods ended March 31, were as follows:

(In thousands)                                             2000       1999
Balance, beginning of year ...........................    $3,908     $3,912
Provision for loan losses ............................     1,001        363
LESS: Loans charged-off ..............................     1,002        167
Recoveries ...........................................        34          6
                                                        ___________________
Balance, March 31 ....................................    $3,941     $4,114
                                                        ===================
Reserve for loan losses as a percentage of loans as of
 March 31, ...........................................      0.81%      1.01%
                                                        ====================

For additional information, see footnote 7 on pages 26-27 and the Provision for Loan Losses on pages 39-40 of the Drovers' 1999 annual report.

NOTE E - BANK OWNED LIFE INSURANCE ("BOLI")
Drovers' primary subsidiary, The Drovers & Mechanics Bank ("Drovers Bank") is in the process of modifying certain benefit plans for specific officers. On March 30, 2000, in conjunction with these changes, Drovers Bank purchased $7,125,000 of life insurance on certain key officers. The cash surrender value of this insurance at March 31, 2000 approximates the purchase value of $7,125,000, which is included in other assets in the consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Drovers is headquartered in York, Pennsylvania and offers a variety of financial products and services through its bank, The Drovers & Mechanics Bank ("Drovers Bank"), and its other specialized non-bank subsidiaries. Drovers Bank has seventeen full service branches, all located throughout York County. Additionally, Drovers operates corporate lending offices in Mechanicsburg, Pennsylvania and Frederick, Maryland. The Frederick office was our first location outside of Pennsylvania. It was granted full banking powers and began accepting deposits from corporate customers in February 2000.

In addition to historical information, this Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements (within the meaning of the Private Litigation Reform Act of 1995), which involve significant risks and uncertainties. The words "believes", "expects", "may", "will", "should", "projects", "contemplates", "anticipates", "forecasts", "intends" or other similar words or terms are intended to identify forward-looking statements. Actual results may differ materially from the results discussed in these forward-looking statements. Factors that might cause such a difference might include, but are not limited to, general economic conditions, changes in interest rates, deposit flow, loan demand, real estate values and competition, changes in accounting or tax principles, policies or guidelines, changes in legislation or regulation and other economic competitive, government, regulatory and technological factors affecting Drovers' operations, pricing, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date hereof. Drovers undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

FINANCIAL CONDITION
The following comparison of actual balances indicates how Drovers has generated and employed its funds for the three months ending March 31, 2000:

                                        BALANCE                       BALANCE
                                        MARCH 31,  INCREASE            DEC 31,
                                         2000     (DECREASE)    %      1999
FUNDING USES:                                         (In thousands)
Money market investments ............  $    694   $   (73)    (9.5%) $    767
Investment securities ...............   208,447    (4,490)    (2.1%)  212,937
Loans (net) .........................   480,530    24,237      5.3%   456,293
                                       ______________________________________
Total interest-bearing assets .......   689,671    19,674      2.9%   669,997
Noninterest-bearing assets ..........    58,877     8,766     17.5%    50,111
                                       ______________________________________
TOTAL USES ..........................  $748,548   $28,440      3.9%  $720,108
                                       ======================================
FUNDING SOURCES:
Interest-bearing demand deposits ....  $ 55,757   $   442      0.8%  $ 55,315
Savings deposits ....................   143,297     7,071      5.2%   136,226
Time deposits .......................   278,363    12,756      4.8%   265,607
Short-term borrowings ...............    50,304    (4,934)    (8.9%)   55,238
Long-term borrowings ................   108,669     5,932      5.8%   102,737
                                       ______________________________________
Total interest-bearing liabilities ..   636,390    21,267      3.5%   615,123
Noninterest-bearing demand deposits .    54,920     6,934     14.5%    47,986
Other liabilities ...................     5,828        29      0.5%     5,799
Shareholders' equity ................    51,410       210      0.4%    51,200
                                       ______________________________________
TOTAL SOURCES .......................  $748,548   $28,440      3.9%  $720,108
                                       ======================================

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION, continued
Total assets increased $28,440,000 during the first quarter of 2000. Loans grew $24,237,000, or 5.3%, and investments decreased $4,490,000, or 2.1%.
Commercial loan demand was strong, accounting for $21,913,000 of the loan growth. The growth in commercial loans secured by real estate was $15,635,000, or 71.4% of the total increase in commercial loans. Consumer loan and residential mortgage growth was flat.

During the first quarter of 2000, we sold $5,179,000 of securities, primarily municipal bonds, at a loss of $36,000 and reinvested the proceeds from the sales in $7,125,000 of BOLI. See Note E for additional information on the BOLI. We also committed to sell an additional $10,081,000 of securities, primarily mortgage-backed securities, at a loss of $155,000 prior to the end of the first quarter. Since we had committed to the sales prior to quarter-end, we recognized permanent impairment on these securities as of March 31, 2000. The proceeds from the sales of the securities were used to purchase higher-yielding mortgage-backed securities in April. The investment transactions resulted in losses in the first quarter, but will provide higher earnings throughout 2000 and into the future.

Total deposits grew $27,203,000 and funded most of the asset growth. Most of the total deposit growth was in certificates of deposit and other time deposits which increased $12,756,000, or 4.8%, non-interest bearing demand deposits which increased $6,934,000, or 14.5%, and savings deposits which increased $7,071,000, or 5.2% from yearend. The savings growth includes our Indexed Money Fund, a savings product that pays a money market interest rate. The Indexed Money Fund increased $4,785,000 during the first quarter.

LIQUIDITY
Liquidity management focuses on the ability to meet the cash flow requirements of customers wanting to withdraw or borrow funds for their personal or business needs. Liquidity needs may be met by either reducing assets or increasing liabilities. Sources of asset liquidity include short-term investments, maturing and repaying loans and monthly cash flows from mortgage-backed securities and collateralized mortgage obligations. The loan portfolio provides an additional source of liquidity due to our participation in the secondary mortgage market. Drovers designates a substantial portion of its investment portfolio as available-for-sale. At March 31, 2000, this segment totaled $187,939,000, or 90.2%, of the investment portfolio.

On the liability side, liquidity needs may be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank of Pittsburgh. Drovers Bank maintains a formal arrangement with the Federal Home Loan Bank, which allows us to borrow short and intermediate advances up to approximately 80% of our investment in assets secured by one-to-four family residential real estate. The maximum borrowings under this agreement at March 31, 2000 were $160,723,000, of which $117,212,000, or 72.9%, was borrowed. The ability to renew funding sources depends on the financial institution's strength, asset portfolio, diversity of deposit customers and types of deposit instruments offered.

RESULTS OF OPERATION
Drovers recorded net income of $1,407,000 for the three months ended
March 31, 2000 compared to $1,812,000 for the same period a year ago, a decline of $405,000. Basic earnings per share were $0.28 compared to $0.37 for the same period last year. Operating earnings, excluding an additional provision for loan losses and net investment losses incurred at the end of the quarter, would have been approximately $1,971,000 with basic earnings per share of $0.39. This represents an increase in operating earnings of $159,000, or 8.8%, over 1999.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS, continued
Return on average equity for the first three months of 2000 was 11.05% compared to 14.87% a year ago. Return on average assets for the first quarter of 2000 was 0.78% compared to 1.22% for the first quarter of 1999. Excluding the additional provision and the net investment losses, return on average equity would have been 15.47% and return on average assets would have been 1.09%.

NET INTEREST INCOME
Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other sources of funds. The following table presents the trends in net interest income:

                                      THREE MONTHS
                                      ENDED MARCH 31,
(In thousands)                  2000      1999   00/99
Interest income ............  $13,467   $10,648  26.5%
Interest expense ...........    7,603     5,463  39.2%
                              ________________________
Net interest income ........    5,864     5,185  13.1%
                              ========================

Net interest income increased $679,000, or 13.1% for the first quarter of 2000 compared to a year ago. The largest category of earning assets consists of loans to businesses and individuals. The majority of earning assets are supported by interest-bearing commercial and consumer deposits and shareholders' equity. Changes in net interest income are determined by variations in the volume and mix of assets and liabilities as well as their sensitivity to interest rate movements. Increased volume drove the increase in net interest income for the first quarter of 2000.

The following table summarizes the net interest spread and the net interest margin during 2000 and 1999:

                                     MARCH 31, 2000   MARCH 31,1999
                                         AVERAGE       AVERAGE
(in thousands)                       BALANCE  RATE  BALANCE  RATE
Earning assets .................... $684,424   7.91%  $562,943  7.67%
                                    =================================
Financed by:
  Interest-bearing funds .......... $620,698   4.93%  $500,890  4.42%
  Noninterest-bearing funds .......   63,726    -       62,053   -
                                    _________________________________
     Total ........................ $684,424   4.47%  $562,943  3.94%
                                    =================================

Net interest income ............... $  5,864          $  5,185
Net interest spread ...............            2.98%            3.25%
Net interest income margin ........            3.44%            3.73%

The average yield on earning assets increased 0.24% while the cost of earning assets increased 0.53%. As a result of a higher increase in the cost of earning assets than the yield on interest-earning assets, the interest margin declined 0.29%. The decline in interest margin was primarily due to the following three factors:

  - The yield on loans was adversely affected by an increase in nonaccrual loans.
  - Contributing to the increase in yield on long-term borrowings was the issuance of $7,500,000 of 9.25% capital securities in September 1999.
  - Our interest rate sensitivity changed from neutral to slightly liability sensitive during 1999.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET INTEREST INCOME, continued
Drovers experienced strong loan growth in 1999. Much of that growth was in loans at fixed rates, either to term or fixed for a period of time, as customers continued to take advantage of low interest rates. Much of this loan growth was funded with time deposits and other borrowings that have a shorter maturity than the assets they fund. As a result of our growth and funding strategy during 1999, our interest rate sensitivity changed from neutral to slightly liability sensitive. As of March 31, 2000, we were still slightly liability sensitive.

The interest margin was 3.44% in the first quarter of 2000 compared to 3.61% for the fourth quarter of 1999. The fourth quarter 1999 interest margin included a prepayment penalty of $279,000. Excluding the prepayment penalty, the fourth quarter margin would have been 3.44%.

PROVISION FOR LOAN LOSSES
The allowance for loan losses is based on our quarterly assessment of the losses inherent in the loan portfolio and other relevant factors. This assessment takes into account both quantitative and qualitative factors and is subjective as it requires material estimates. Based on our evaluation of loan quality, we feel that our allowance for loan losses at March 31, 2000 was adequate to absorb losses within the portfolio.

Net charge-offs and loan quality ratios are summarized below:

                                                     MARCH 31, MARCH 31,
                                                         2000     1999
Loans charged-off:
  Commercial, financial and industrial..............   $  977     $100
  Real estate ......................................        4        0
  Consumer .........................................       21       67
                                                       ________________
Total loans charged-off ............................    1,002      167
Recoveries:
  Commercial, financial and industrial..............       15        0
  Real estate ......................................        0        0
  Consumer .........................................       19        6
                                                       ________________
Total recoveries ...................................       34        6
                                                       ________________
Net charge-offs ....................................   $  968     $161
                                                       ================
Net charge-offs as a percent of average loans ......     0.20%    0.04%
                                                       ================

Net charge-offs during the first quarter of 2000 include a $955,000 charge on a commercial loan secured by trade receivables. This loan and another loan also secured by trade receivables were classified as impaired late in 1999 when possible credit problems became known. The charge was based on updated future cash flow estimates received at the end of the first quarter. The subsequent restoration of the reserve for loan losses contributed to the increase in the provision for loan losses from $363,000 last year to $1,001,000 in the first quarter of 2000.

At March 31, 2000, the percent of the reserve for loan losses to total loans was 0.81% as compared to 0.85% at December 31, 1999. The percent of the reserve to nonperforming loans as of the end of the first quarter 2000 was 61.11% compared to 58.75% at yearend 1999.

For additional information, see footnote 7 on pages 26-27 and the Provision for Loan Losses on pages 39-40 of the Drovers' 1999 annual report.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST INCOME
                                           THREE MONTHS
                                           ENDED MARCH 31,
(In thousands)                          2000   1999  00/99
Trust income ........................ $  389 $  338   15.1%
Service charges on deposit accounts .    506    434   16.6%
Securities (losses) gains ...........   (191)    63 (403.2%)
Net gains on loan sales .............     66    349  (81.1%)
Other ...............................    309    248   24.6%
                                      ______________________
Total ............................... $1,079 $1,432  (24.7%)
                                      ======================

Noninterest income decreased $353,000 during the first quarter. Net gains on residential mortgage loan sales were $66,000 in the first quarter as compared to $349,000 for the same period last year. The decline is primarily related to the reduction in refinancing activity. Mortgage loan sales totaled about $3,604,000 in the first quarter as compared to $20,554,000 a year ago.

During the first quarter of 2000, Drovers recognized a loss on sales of securities of $191,000 compared to a gain of $63,000 during the first quarter of 1999. The losses were related to selling or committing to sell $15,260,000 of securities prior to quarter end. A majority of the proceeds from the sales were reinvested in higher-yielding mortgage-backed securities, and the remaining proceeds were reinvested in $7,125,000 of BOLI. See Note F for additional information on the BOLI. The investment transactions resulted in losses in the first quarter, but will provide higher earnings throughout 2000 and into the future.

Income from investment services and trust increased $51,000, or 15.1%, during the first quarter. The fair value of investments managed by the division was $285,217,000 at March 31, 2000, an increase of 26,368,000, or 9.3%, over the prior year. The division has experienced growth in employee benefits, personal trust and investment management accounts. Additionally, investment services and trust launched a new initiative at the end of 1999, the Oak Tree Investment Group, which provides enhanced investment management, financial planning and brokerage services. The Oak Tree Investment Group contributed about $15,000 of revenue this quarter.

Service charges on deposit accounts increased $72,000 during the first quarter. An increase in the collection of insufficient fund and return check charges caused most of the growth.

Other income increased $61,000, or 24.6%. Drovers offers ATM and debit cards, charges surcharges for non-customers using our ATM machines and provides electronic interchange services for various merchants. The fees associated with these electronic transactions have steadily increased and account for a portion of the increase in other income. Additionally, fees received on letters of credit have increased from last year.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST EXPENSE
                                         THREE MONTHS
                                         ENDED MARCH 31,
(In thousands)                     2000    1999    00/99
Salaries and employee benefits .  $2,447  $2,219   10.3%
Occupancy and premises .........     364     304   19.7%
Furniture and equipment ........     381     341   11.7%
Marketing ......................     127     174  (27.0%)
Supplies .......................      98     155  (36.8%)
Other taxes ....................     122     109   11.9%
Other ..........................     866     753   15.0%
                                  _______________________
Total ..........................  $4,405  $4,055    8.6%
                                  =======================

Noninterest expense increased $350,000, or 8.6%, compared to the first quarter of 1999. Salaries and benefits are the largest component of noninterest expense and increased $228,000 for the quarter. Staffing at the new Dillsburg, Pennsylvania branch office, which opened in the third quarter 1999, and the two new corporate lending offices in Rossmoyne, Pennsylvania and Frederick, Maryland, which opened in the second and third quarters 1999, contributed to the increase. Average full-time equivalent staffing levels were 237 during the quarter ended March 31, 2000 compared to 219 a year ago. The increase in staffing and higher pension costs were partially offset by a decline in accrued incentive compensation caused by lower first quarter earnings.

Occupancy and premises expense increased $60,000. The opening of the Dillsburg branch office and the Rossmoyne and Frederick corporate lending offices contributed to this increase. Additionally, we have started leasing the land for the new Memory Lane office. Furniture and equipment expense increased $40,000 due to increases in equipment depreciation and maintenance contracts. Other expenses increased $113,000 due to increases in data processing, legal and FDIC insurance. The increase in FDIC insurance was due to an industry-wide insurance rate increase.

TAXATION
Drovers recognized a provision for income taxes of $130,000 for the three months ending March 31, 2000. The average tax rate, applicable income taxes divided by income before taxes, was 8.5%. This compares to an average tax rate of 16.9% for all of 1999. Drovers manages its tax rate through the purchase of tax exempt investment securities and investments in low-income housing partnerships that provide historic and low-income tax credits.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

REGULATORY CAPITAL
The following table shows Drovers exceeds all minimum capital adequacy standards:
                                                   BALANCE     BALANCE
                                                   MARCH 31,   DEC 31,
(in thousands)                                        2000       1999
Tier 1 capital .................................   $ 62,242   $ 61,321
Tier 2 capital .................................      3,941      3,908
                                                   ___________________
  Total risk-based capital .....................   $ 66,183   $ 65,229
                                                   ===================
Risk-adjusted on-balance sheet assets ..........   $522,392   $491,347
Risk-adjusted off-balance sheet exposure .......     14,594     15,316
                                                   ___________________
  Total risk-adjusted assets ...................   $536,986   $506,663

Ratios:
  Tier 1 risk-based capital ratio ..............       11.6%      12.1%
  Minimum required .............................        4.0%       4.0%

  Total risk-based capital ratio ...............       12.3%      12.9%
  Minimum required .............................        8.0%       8.0%

  Tier 1 leverage ratio ........................        8.3%       8.5%
  Minimum required .............................        4.0%       4.0%

Comparing March 31, 2000 to December 31, 1999, Drovers' Tier 1 capital ratio decreased due to an increase in Tier 1 capital of $921,000 offset by a $30,323,000 increase in risk-weighted assets. The leverage ratio decreased due to the increase in Tier 1 capital offset by the increase in total assets of $28,440,000.

For additional information, see page 44 of the Drovers' 1999 annual Report and page 7 of the Drovers' 1999 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Drovers' primary market risk is the risk of changes in net interest income caused by changes in interest rates. Interest rate sensitivity management focuses on minimizing interest rate risk. Management measures ongoing interest rate risk through monthly "gap" reports and quarterly computer simulations of net interest income. A "gap" report measures the net dollar exposure to changes in interest rates, at a given time, for various repricing periods. Results can sometimes be misleading since many interest-bearing liabilities are not as sensitive to interest rate movements as the repriceable assets which they help fund. A better measure of interest rate risk is simulations which project net interest income in rising, falling and stable interest rate cycles. We perform and review income simulations on a quarterly basis. The interest rate risk has not changed materially from December 31, 1999.

FUTURE OUTLOOK
Drovers' plans to open two new branch offices in 2000. The new Memory Lane branch is currently under construction. We plan to open this branch during the second quarter. During the first quarter, we purchased land at the Newberrytown exit of I-83 in Newberry Township for a new branch office. Construction of this branch should begin within the next month.

On April 14, 2000, Drovers Bank entered into a joint venture to set up Drovers Settlement Services, a limited liability corporation. Drovers Settlement Services will provide title insurance services to enhance our strong position in mortgage lending.

Drovers Bancshares Corporation and Subsidiaries
PART II  OTHER INFORMATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DROVERS BANCSHARES CORPORATION




                                   _/s/ A. Richard Pugh     ______________
                                   A. Richard Pugh, Chairman, President and
                                   Chief Executive Officer




                                   _/s/ Debra A. Goodling  _______________
                                   Debra A. Goodling, Executive Vice President
                                     and Treasurer
                                   Principal Financial Officer




                                   _/s/ John D. Blecher    ________________
                                   John D. Blecher, Senior Vice President,
                                     Secretary and Assistant Treasurer
                                   Principal Accounting Officer


                                   Date:  May 3, 2000

EXHIBIT 21
Drovers Bancshares Corporation and Subsidiaries
SUBSIDIARIES OF THE REGISTRANT

The following are subsidiaries of the Drovers Bancshares Corporation:

Subsidiary:                               State of Incorporation/Organization:

The Drovers & Mechanics Bank              Pennsylvania
30 South George Street
York, PA  17401

Drovers Realty Company                    Pennsylvania
30 South George Street
York, PA  17401

Drovers Capital Trust I                   Delaware
103 Foulk Road, Suite 202
Wilmington, Delaware 19803

The following are subsidiaries of The Drovers & Mechanics Bank:

Subsidiary:                               State of Incorporation/Organization:

96 South George Street, Inc.              Pennsylvania
96 South George Street
York, PA  17401

Drovers Investment Company                Delaware
103 Foulk Road, Suite 202
Wilmington, Delaware 19803

Drovers Settlement Services               Pennsylvania
96 South George Street, Suite 300
York, PA  17401
(Date of Organization:  April 14, 2000)