Form 10-Q
period 2000-06-30
DROVERS BANCSHARES CORP
filed 2000-08-14
CIK 703109

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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



               Class                      Outstanding at June 30, 2000
           Common Stock                         5,064,620 Shares

Drovers Bancshares Corporation and Subsidiaries
CONTENTS
PART I  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

  Consolidated Statements of Condition .....................................  4
   June 30, 2000 and December 31, 1999

  Consolidated Statements of Income ........................................  5
   Three Months Ended June 30, 2000 and 1999
   Six Months Ended June 30, 2000 and 1999

  Consolidated Statements of Comprehensive Income ..........................  6
   Three Months Ended June 30, 2000 and 1999
   Six Months Ended June 30, 2000 and 1999

  Consolidated Statements of Cash Flows ....................................  7
   Six Months Ended June 30, 2000 and 1999

  Notes to Consolidated Financial Statements ...............................  8

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS .............................. 12

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK ...................................................... 18

PART II  OTHER INFORMATION

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............. 20

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      A.   Listing of Exhibits.

        Exhibit 3(i) - Articles of Incorporation. (incorporated by reference to Exhibit 3(i) to the Drovers Bancshares Corporation Form 10-Q for the period ended June 30, 1999).

        Exhibit 3(ii) - By-laws. (incorporated by reference to Exhibit 3 (ii) to the Drovers Bancshares Corporation Form 10-Q for the period ended June 30, 1999).

        Exhibit 4 - Instruments Defining the Rights of Security Holders of Long-Term debt of Drovers Bancshares Corporation and its subsidiaries are not filed as Exhibits because the amount of debt is less than 10 under each instrument percent of the consolidated assets of Drovers Bancshares Corporation. Drovers Bancshares Corporation undertakes to file these instruments with the Commission on request.

        Exhibit 10(a) - Salary Continuation Plan, dated April 3, 2000, among Drovers Bancshares Corporation, The Drovers & Mechanics
         Bank and A. Richard Pugh .......................................... 21

        Exhibit 10(b) - Amended and restated Change of Control Agreement, dated September 30, 1999, among Drovers Bancshares Corporation, The Drovers & Mechanics Bank and A. Richard Pugh.
         (incorporated by reference to Exhibit 10(b) of the Drovers Bancshares Corporation Form 10-Q for the period ended
         September 30, 1999).

Drovers Bancshares Corporation and Subsidiaries
CONTENTS, continued

        Exhibit 10(c) - Form of Change of Control Agreement among Drovers Bancshares Corporation, The Drovers & Mechanics Bank and each of the following Executive Vice Presidents of the Company: Debra A. Goodling, Michael J. Groft, Michael E. Kochenour and Shawn A. Stine (incorporated by reference to Exhibit 10(c) of the Drovers Bancshares Corporation Form 10-K for the year ended
         December 31, 1998).

        Exhibit 10(d) - The Drovers Bancshares Corporation 1995 Stock
         Option Plan, as amended May 18, 2000 .............................. 30

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

        Exhibit 10(g) - Executive Bonus Agreement, dated June 1, 2000, among Drovers Bancshares Corporation, The Drovers & Mechanics
         Bank and A. Richard Pugh .......................................... 37

        Exhibit 10(h) - Form of Salary Continuation Agreement among Drovers Bancshares Corporation, The Drovers & Mechanics Bank and each of the following Executive Vice Presidents of the Company:
         Debra A. Goodling, Michael J. Groft, Michael E. Kochenour and
         Shawn A. Stine .................................................... 42

        Exhibit 10(i) - Form of Executive Bonus Agreement among Drovers Bancshares Corporation, The Drovers & Mechanics Bank and each of the following Executive Vice Presidents of the Company:
         Debra A. Goodling, Michael J. Groft, Michael E. Kochenour
         and Shawn A. Stine ................................................ 54

        Exhibit 11 - Statements Regarding Computation of Per Share
         Earnings ..........................................................  8

        Exhibit 27 - Financial Data Schedule ............................... 62

      B. Drovers Bancshares Corporation did not file any reports on Form 8-K during the period reported.

 SIGNATURES ................................................................ 20

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands)

                                                             JUNE 30,  DEC 31,
ASSETS                                                         2000      1999
Cash and due from banks ..................................  $ 22,169  $ 20,571
Money market investments .................................     3,382       767
Investment securities (fair value $206,684 and $213,152)..   206,604   212,937

Loans (net of unearned income of $2,974 and $3,042) ......   485,022   460,201
Reserve for loan losses ..................................     3,932     3,908
Net loans ................................................   481,090   456,293

Bank premises and equipment ..............................    18,563    16,790
Other assets .............................................    21,589    12,750
TOTAL ASSETS .............................................  $753,397  $720,108

LIABILITIES
Deposits:
Noninterest-bearing ......................................  $ 56,266  $ 47,986
Interest-bearing .........................................   481,409   457,148
Total deposits ...........................................   537,675   505,134
Federal funds purchased and securities sold under
 agreements to repurchase ................................    50,576    55,238
Other borrowings .........................................   101,001    95,237
Corporation-obligated mandatorily redeemable capital
 securities of subsidiary trust ..........................     7,500     7,500
Other liabilities ........................................     6,133     5,799
TOTAL LIABILITIES ........................................   702,885   668,908

SHAREHOLDERS' EQUITY
Common stock -- no par, 15,000,000 shares authorized;
  issued and outstanding-5,064,620 shares in 2000 and
  4,805,977 shares in 1999 ...............................    44,545    40,852
Retained earnings ........................................    10,216    13,478
Accumulated other comprehensive income ...................    (4,249)   (3,130)
TOTAL SHAREHOLDERS' EQUITY ...............................    50,512    51,200
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............  $753,397  $720,108


See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF INCOME
                                              THREE MONTHS          SIX MONTHS
(In thousands, except per share data)        ENDED JUNE 30,      ENDED JUNE 30,
                                             2000     1999      2000      1999
INTEREST INCOME
Interest and fees on loans ................$10,424  $ 8,416   $20,374   $16,529
Interest on deposits with banks ...........    148        5       159        12
Interest and dividends on
 investment securities ....................  3,526    2,680     7,032     5,208
Total interest income ..................... 14,098   11,101    27,565    21,749
INTEREST EXPENSE
Interest on deposits ......................  5,684    4,424    11,007     8,772
Federal funds purchased and securities
 sold under agreements to repurchase ......    765      248     1,447       468
Interest on borrowed funds.................  1,770      967     3,368     1,862
Total interest expense ....................  8,219    5,639    15,822    11,102
Net interest income .......................  5,879    5,462    11,743    10,647
Provision for loan losses .................  3,201      488     4,202       851
Net interest income after
 provision for loan losses ................  2,678    4,974     7,541     9,796
OTHER INCOME
Investment services and trust income ......    412      336       801       674
Service charges on deposit accounts .......    501      487     1,007       921
Securities gains (losses)..................      2        4      (189)       67
Net gains on loan sales ...................    124      200       190       549
Other .....................................    461      265       770       513
Total other income ........................  1,500    1,292     2,579     2,724
OTHER EXPENSES
Salaries and employee benefits ............  2,413    2,146     4,860     4,365
Occupancy and premises ....................    380      340       744       644
Furniture and equipment ...................    401      338       782       679
Marketing .................................    198      176       325       350
Supplies ..................................    122      100       220       255
Other taxes ...............................    113      108       235       217
Other......................................    942      805     1,808     1,558
Total other expenses ......................  4,569    4,013     8,974     8,068
Income (loss) before income taxes .........   (391)   2,253     1,146     4,452
Applicable income taxes expense (benefit) .   (494)     377      (364)      764
NET INCOME ................................$   103  $ 1,876   $ 1,510   $ 3,688
PER SHARE DATA
Net income ................................$  0.02  $  0.38   $  0.30   $  0.75
Net income, assuming dilution .............$  0.02  $  0.38   $  0.30   $  0.74
Dividends .................................$  0.13  $  0.11   $  0.25   $  0.22

See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                              THREE MONTHS       SIX MONTHS
(In thousands)                               ENDED JUNE 30,     ENDED JUNE 30,
                                             2000     1999      2000     1999
Net income ................................ $ 103   $ 1,876   $ 1,510  $ 3,688
Other comprehensive income:
Unrealized gains (losses) on securities
  arising during period ...................  (676)   (3,012)   (1,884)  (3,278)
Reclassification adjustment for (gains)
  losses included in net income ...........    (2)       (1)      188      (25)
Other comprehensive income (loss) before
  tax .....................................  (678)   (3,013)   (1,696)  (3,303)
Income taxes (benefits) related to other
  comprehensive income (loss) .............  (231)   (1,024)     (577)  (1,123)
Other comprehensive income (loss) .........  (447)   (1,989)   (1,119)  (2,180)
COMPREHENSIVE INCOME (LOSS) ............... $(344)  $  (113)  $   391  $ 1,508


See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             SIX MONTHS
(In thousands)                                             ENDED JUNE 30,
                                                          2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................   $ 1,510  $  3,688
Adjustments to reconcile net income to net cash
 from operating activities:
Depreciation and amortization........................       932       741
Net (accretion) amortization of investment security
 premiums ...........................................        (8)      131
Provision for loan losses ...........................     4,202       851
Gain on sales/calls of securities held-to-maturity ..        (1)      (42)
(Gain) loss on sale of securities available-for-sale.       190       (25)
Loans originated for sale ...........................   (11,305)  (37,763)
Proceeds from sales of loans ........................    11,614    38,456
Gain on sale of loans ...............................      (190)     (549)
Loss on sale of fixed assets ........................         2         0
(Gain) loss on sale of other real estate ............        10       (36)
Net deferred loan fees ..............................         4      (268)
Equity in loss of real estate ventures ..............       126       111
Income from increase in cash surrender value of
  bank owned life insurance .........................      (107)        0
Increase in interest/dividends receivable ...........      (442)     (255)
Increase in interest payable ........................       836       612
Increase in other assets ............................    (7,777)     (142)
Increase (decrease) in other liabilities ............      (503)      222
Net cash (used in) provided by operating activities .      (907)    5,732
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of securities
 held-to-maturity ...................................     1,725    10,890
Proceeds from sales and maturities of securities
 available-for-sale .................................    24,483    19,394
Purchases of securities available-for-sale ..........   (21,752)  (49,861)
Increase in net loans ...............................   (29,397)  (36,573)
Capital expenditures ................................    (2,594)     (604)
Proceeds from sale of fixed assets ..................         6         0
Net purchase of investment in real estate ventures ..       (31)     (198)
Proceeds from sale of other real estate .............       115       233
Net cash used in investing activities ...............   (27,445)  (56,719)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings
 accounts ...........................................    22,147     9,123
Net increase in certificates of deposit .............    10,394    16,832
Net increase (decrease) in federal funds purchased
 and repurchase agreements ..........................    (4,662)    6,355
Net increase in other borrowings ....................     5,791    11,902
Payments made for capital leases ....................       (26)      (22)
Dividends paid ......................................    (1,282)   (1,100)
Proceeds from issuance of common stock ..............       203        58
Net cash provided by financing activities ...........    32,565    43,148
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS ..     4,213    (7,839)
CASH & CASH EQUIVALENTS AT JANUARY 1, ...............    21,338    24,624
CASH & CASH EQUIVALENTS AT JUNE 30, .................   $25,551  $ 16,785

See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements contain all adjustments (including normal recurring accruals) considered necessary to present fairly Drovers Bancshares Corporation's ("Drovers") financial position as of June 30, 2000 and December 31, 1999.

Operating results and changes in cash flows for the six months ended
June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in Drovers' Annual Report for the year ended December 31, 1999.

Certain reclassifications have been made to prior information to conform to current year's presentation.

NOTE B - CALCULATION OF EARNINGS PER SHARE
On May 26, 2000, Drovers distributed a 5% stock dividend to shareholders of record on May 5, 2000. Net income per share is computed based on the weighted average number of shares outstanding each period, giving retroactive effect to the 5% stock dividends issued in 2000 and 1999. Earnings per common share, assuming dilution gives effect to all dilutive potential common shares during each period.

Net income per share and net income per share, assuming dilution, were Calculated as follows:
                                             THREE MONTHS         SIX MONTHS
                                             ENDED JUNE 30,     ENDED JUNE 30,
                                             2000     1999      2000     1999
Net income ..............................  $  103   $1,876    $1,510   $3,688
Average shares outstanding ..............   5,055    4,930     5,050    4,928
Effect of dilutive securities:
 Stock options ..........................      27       55        32       57
Average shares outstanding,
 assuming dilution ......................   5,082    4,985     5,082    4,985
Net income per share ....................  $ 0.02   $ 0.38    $ 0.30   $ 0.75
Net income per share, assuming dilution .  $ 0.02   $ 0.38    $ 0.30   $ 0.74

NOTE C - INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities classified as held-to-maturity as of June 30, 2000 are as follows:

                                                     Gross      Gross
                                        Amortized Unrealized Unrealized   Fair
(In thousands)                             Cost      Gains      Losses   Value
US Treasury securities and obligations
 of US government corp and agencies ...   $ 1,493    $  3       $ 0     $ 1,496
Obligations of states and political
 subdivisions .........................    14,063     111        34      14,140
Mortgage-backed securities and
 collateralized mortgage obligations ..     4,096      25        25       4,096
Total investment securities ...........   $19,652    $139       $59     $19,732

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C - INVESTMENT SECURITIES, continued
The amortized cost and estimated fair value of investment securities classified as available-for-sale as of June 30, 2000 are as follows:

                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains      Losses    Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 13,970      $  0   $  445   $ 13,525
Obligations of states and political
 subdivisions ........................   18,245         5      649     17,601
Corporate obligations ................   17,215         0    1,102     16,113
Mortgage-backed securities and
 collateralized mortgage obligations .  119,772        55    3,555    116,272
Total debt securities ................  169,202        60    5,751    163,511
Equity securities ....................   24,189        97      845     23,441
Total investment securities .......... $193,391      $157   $6,596   $186,952

The amortized cost and estimated fair value of investment securities classified as held-to-maturity as of December 31, 1999 are as follows:

                                                    Gross      Gross
                                       Amortized Unrealized Unrealized    Fair
(In thousands)                            Cost      Gains     Losses      Value
US Treasury securities and obligations
 of US government corp and agencies ..  $ 1,491     $ 10      $ 0       $ 1,501
Obligations of states and political
 subdivisions ........................   14,567      202       22        14,747
Mortgage-backed securities and
 collateralized mortgage obligations .    5,298       42       17         5,323
Total investment securities ..........  $21,356     $254      $39       $21,571

The amortized cost and estimated fair value of investment securities classified as available-for-sale as of December 31, 1999 are as follows:

                                                    Gross      Gross
                                       Amortized Unrealized Unrealized   Fair
(In thousands)                            Cost      Gains     Losses     Value
US Treasury securities and obligations
 of US government corp and agencies .. $ 16,472 $ 1 $ 438 $ 16,035 Obligations of states and political
 subdivisions ........................    23,004       32        846    22,190
Corporate obligations.................    16,709        3        462    16,250
Mortgage-backed securities and
 collateralized mortgage obligations .   116,105      202      2,784   113,523
Total debt securities ................   172,290      238      4,530   167,998
Equity securities ....................    24,035      190        642    23,583
Total investment securities ..........  $196,325     $428     $5,172  $191,581

For additional information, see pages 24-25 of Drovers' 1999 Annual
Report.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE D - LOANS
Loans are comprised of the following as of June 30, 2000 and December 31, 1999:

                                                           JUNE 30,   DEC 31,
(In thousands)                                               2000      1999
Commercial, financial and industrial loans .............   $121,997  $120,041
Real estate mortgage loans:
  Real estate construction-related .....................     21,740    18,846
  Real estate mortgage loans secured by
     1-4 family residential properties .................    145,906   140,139
  Other real estate ....................................    165,185   150,341
Total real estate mortgage loans .......................    332,831   309,326
Consumer loans:
  Monthly payment ......................................     28,983    29,181
  Other revolving credit ...............................        803       837
Total consumer loans ...................................     29,786    30,018
Leasing and other ......................................        408       816
Total loans ............................................   $485,022  $460,201

Residential mortgage loans with a book value of $2,230,000 were held for sale at June 30, 2000. The cumulative fair value exceeded the book value of these loans. Loans held for sale are included in total loans. During the first six months of 2000, we capitalized $12,000 in loan servicing rights and amortized $85,000.

Nonperforming assets are detailed below:


                                                   June 30,  DEC 31,
                                                     2000     1999
Nonaccrual loans ...............................    $1,865   $5,336
90 days past due and still accruing ............         0       33
Restructured loans in compliance with modified
 terms .........................................       273    1,283
Non-performing loans ...........................     2,138    6,652
Assets acquired by foreclosure or repossession .       223       85
Non-performing assets ..........................    $2,361   $6,737
Non-performing loans as a percentage of total
 loans, net of unearned income .................      0.44%    1.45%
Non-performing assets as a percentage of total
 assets ........................................      0.31%    0.94%
Reserve for loan losses as a percentage of non-
 performing loans ..............................    183.91%   58.75%

As of June 30, 2000, the total recorded investment in impaired loans was $912,000 compared to $5,468,000 at December 31, 1999. During the second quarter 2000, additional information was received regarding the corporate relationship that was discussed in the previous two quarters' results. This relationship was classified as impaired late in 1999. Continued deterioration in the collateral underlying the corporate loan relationship prompted write-downs in the fourth quarter 1999 and the first quarter 2000. Additional information received during the second quarter made it apparent that any further collections of these loans would require a long-term workout. Therefore, the balance not secured by real estate and under contract for sale was charged-off. The remaining balance was $485,000 at June 30, 2000.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

LOANS, continued
Changes in the reserve for loan losses for the periods ended June 30, were as follows:

(In thousands)                                             2000       1999
Balance, beginning of year ...........................    $3,908     $3,912
Provision for loan losses ............................     4,202        851
LESS: Loans charged-off ..............................     4,235        633
Recoveries ...........................................        57         21

Balance, June 30 .....................................    $3,932     $4,151

Reserve for loan losses as a percentage of loans as of
 June 30, ............................................      0.81%      0.97%

For additional information, see footnote 7 on pages 26-27 and the Provision for Loan Losses on pages 39-40 of the Drovers' 1999 annual report.

NOTE E - BANK OWNED LIFE INSURANCE ("BOLI")
Drovers' primary subsidiary, The Drovers & Mechanics Bank ("Drovers Bank") modified certain benefit plans for specific officers during the second quarter of 2000. In conjunction with these modifications, Drovers Bank purchased life insurance on certain key officers on March 30, 2000. The BOLI had a balance of $7,232,000 at June 30, 2000, which approximated the cash surrender value. The BOLI is included in other assets in the consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Drovers is headquartered in York, Pennsylvania and offers a variety of financial products and services through its bank, The Drovers & Mechanics Bank ("Drovers Bank"), and its other specialized non-bank subsidiaries. Drovers Bank has sixteen full service branches, located throughout York County. Additionally, Drovers operates corporate lending offices in Mechanicsburg, Pennsylvania and Frederick, Maryland. The Frederick office was our first location outside of Pennsylvania. It was granted full banking powers and began accepting deposits from corporate customers in February 2000.

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

FINANCIAL CONDITION
The following comparison of actual balances indicates how Drovers has generated and employed its funds for the six months ending June 30, 2000:

                                        BALANCE                        BALANCE
                                        JUNE 30,  INCREASE             DEC 31,
(In thousands)                           2000    (DECREASE)     %       1999
FUNDING USES:
Money market investments ............  $  3,382   $ 2,615   340.9 %  $    767
Investment securities ...............   206,604    (6,333)   (3.0)%   212,937
Loans (net) .........................   481,090    24,797     5.4 %   456,293
Total interest-bearing assets .......   691,076    21,079     3.1 %   669,997
Noninterest-bearing assets ..........    62,321    12,210    24.4 %    50,111
TOTAL USES ..........................  $753,397   $33,289     4.6 %  $720,108
FUNDING SOURCES:
Interest-bearing demand deposits ....  $ 54,292   $(1,023)   (1.8)%  $ 55,315
Savings deposits ....................   149,194    12,968     9.5 %   136,226
Time deposits .......................   277,923    12,316     4.6 %   265,607
Short-term borrowings ...............    50,576    (4,662)   (8.4)%    55,238
Long-term borrowings ................   108,501     5,764     5.6 %   102,737
Total interest-bearing liabilities ..   640,486    25,363     4.1 %   615,123
Noninterest-bearing demand deposits .    56,266     8,280    17.3 %    47,986
Other liabilities ...................     6,133       334     5.8 %     5,799
Shareholders' equity ................    50,512      (688)    1.3 %    51,200
TOTAL SOURCES .......................  $753,397   $33,289     4.6 %  $720,108

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION, continued
Total assets increased $33,289,000 during the first six months of 2000. Loans grew $24,797,000, or 5.4%, and investments decreased $6,333,000, or 3.0%.
Commercial loan demand was strong, accounting for $20,016,000 of the loan growth. The growth in commercial loans secured by real estate was $18,060,000, or 90.2%, of the total increase in commercial loans. Residential mortgages grew $5,445,000, or 3.8%, during the period. Consumer loan growth was flat.

During the first six months of 2000, we sold $15,260,000 of securities. The proceeds from the sales were reinvested in higher-yielding mortgage-backed securities and $7,125,000 of BOLI. See Note E for additional information on the BOLI. The investment transactions resulted in losses in the first quarter, but will provide higher earnings throughout 2000 and into the future.

Money market investments increased $2,615,000 during the first six months of 2000. Most of the money market investments are held at the Federal Home Loan Bank and earn a market rate of interest.

Total deposits and customer repurchase agreements grew $67,879,000, or 13.2%, and funded the asset growth since yearend. Most of the total deposit growth was in savings which increased $12,968,000, or 9.5%; noninterest bearing demand which increased $8,280,000, or 17.3%, and certificates of deposit and other time deposits which increased $12,316,000, or 4.6%, from December 31, 1999. The savings growth includes our Indexed Money Fund, a savings product that pays a money market interest rate. The Indexed Money Fund increased $11,577,000, or 17.8%, during the first six months of 2000.

LIQUIDITY
Liquidity management focuses on the ability to meet the cash flow requirements of customers wanting to withdraw or borrow funds for their personal or business needs. Liquidity needs may be met by either reducing assets or increasing liabilities. Sources of asset liquidity include short-term investments, maturing and repaying loans and monthly cash flows from mortgage-backed securities and collateralized mortgage obligations. The loan portfolio provides an additional source of liquidity due to our participation in the secondary mortgage market. Drovers designates a substantial portion of its investment portfolio as available-for-sale. At June 30, 2000, this segment totaled $186,952,000, or 90.5%, of the investment portfolio.

Liquidity needs may be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank of Pittsburgh. Drovers Bank maintains a formal arrangement with the Federal Home Loan Bank, which allows us to borrow short and intermediate advances up to approximately 80% of our investment in assets secured by one-to-four family residential real estate.
The maximum borrowings under this agreement at June 30, 2000 were $168,553,000, of which $101,407,000, or 60.2%, was borrowed. The ability to renew funding sources depends on the financial institution's strength, asset portfolio, diversity of deposit customers and types of deposit instruments offered.

RESULTS OF OPERATION
Drovers recorded net income of $103,000 for the second quarter of 2000 compared to $1,876,000 for the second quarter of 1999. Basic earnings per share were $0.02. Operating earnings, excluding one-time provision to the reserve for loan losses, would have been approximately $2,056,000, an increase of $180,000, or 9.6%, over 1999. Excluding the one-time provision to the reserve for loan losses, basic earnings per share for the second quarter would have been $0.41 compared to $0.38 in 1999 and return on average equity would have been 15.84% compared to 14.92%.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATION, continued
Drovers recorded net income of $1,510,000 for the six months ended June 30, 2000 compared to $3,688,000 for the same period a year ago. Basic earnings per share were $0.30 for the first six months of 2000. Operating earnings, excluding additional provisions to the reserve for loan losses and net investment losses incurred in the first quarter, would have been approximately $4,027,000 with basic earnings per share of $0.80 compared to $0.75 in 1999. Return on average equity would have been 15.66% compared to 14.90% in 1999.

NET INTEREST INCOME
Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other sources of funds. The following table presents the trends in net interest income:

                                   THREE MONTHS               SIX MONTHS
                                  ENDED JUNE 30,             ENDED JUNE 30,
(In thousands)                 2000    1999   00/99     2000    1999   00/99
Interest income ............ $14,098 $11,101 $2,997   $27,565 $21,749 $5,816
Interest expense ...........   8,219   5,639  2,580    15,822  11,102  4,720
Net interest income ........ $ 5,879 $ 5,462 $  417   $11,743 $10,647 $1,096

Net interest income increased $1,096,000, or 10.3%, for the first six months of 2000 compared to a year ago. The largest category of earning assets consists of loans to businesses and individuals. The majority of earning assets are supported by interest-bearing commercial and consumer deposits, customer repurchase agreements, borrowings and shareholders' equity. Changes in net interest income are determined by variations in the volume and mix of assets and liabilities as well as their sensitivity to interest rate movements. Increased volume drove the increase in net interest income for the second quarter and the first half of 2000.

The following table summarizes the net interest spread and the net interest margin for the first six months of 2000 and 1999:

                                     JUNE 30, 2000     JUNE 30, 1999
                                         AVERAGE          AVERAGE
(in thousands)                       BALANCE  RATE     BALANCE  RATE
Earning assets .................... $693,802   7.99%  $574,935  7.63%
Financed by:
  Interest-bearing funds .......... $633,118   5.03%  $510,616  4.38%
  Noninterest-bearing funds .......   60,684    -       64,319   -
     Total ........................ $693,802   4.59%  $574,935  3.89%

Net interest income ............... $ 11,743          $ 10,647
Net interest spread ...............            2.96%            3.25%
Net interest margin ...............            3.40%            3.74%

The average yield on earning assets increased 0.36% while the cost of earning assets increased 0.70%. As a result of a higher increase in the cost of earning assets than the yield on interest-earning assets, the net interest margin declined 0.34%.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET INTEREST INCOME, continued
The decline in interest margin was primarily related to the following factors:

 - The yield on earning assets was adversely affected by nonaccrual loans. Our average nonaccrual loans during the first six months of 2000 were higher than they had been in prior years. This was primarily due to the corporate relationship that was written down at the end of the second quarter of 2000. See Note D and Loan Quality for additional information on the write-down.
 - The issuance of $7,500,000 of 9.25% capital securities in September 1999 contributed to the increase in the yield on interest bearing liabilities.
 - The net interest margin was adversely affected by a change in the mix of our assets. At the end of the first quarter 2000, we sold investment securities and reinvested in $7,125,000 of BOLI. The income on the BOLI is included in other income. See note E for additional information on the BOLI.
 - The net interest margin was also affected by the fact that we are slightly liability sensitive. Beginning in July 1999, the Federal Reserve raised short term rates six times, or 1.75%. Overall, our interest-bearing liabilities reprice faster than the interest-bearing assets they fund; as such, our spread and margin have declined.

The net interest margin was 3.36% in the second quarter of 2000 compared to 3.44% for the first quarter of 2000 and 3.61% for the fourth quarter of 1999. The fourth quarter 1999 net interest margin included a prepayment penalty of $279,000. Excluding the prepayment penalty, the fourth quarter 1999 margin would have been 3.44%. The decline from the first quarter 2000 to the second quarter 2000 is primarily related to the sales of investment securities and reinvestment in BOLI at the end of the first quarter 2000.

PROVISION FOR LOAN LOSSES
The allowance for loan losses is based on our quarterly assessment of the losses inherent in the loan portfolio and other relevant factors. This assessment takes into account both quantitative and qualitative factors and is subjective as it requires material estimates. Based on our evaluation of loan quality, we feel that our allowance for loan losses at June 30, 2000 was adequate to absorb losses within the portfolio.

Net charge-offs and loan quality ratios are summarized below:

                                                       JUNE 30,  JUNE 30,
                                                        2000      1999
Loans charged-off:
  Commercial, financial and industrial..............   $3,656     $500
  Real estate ......................................      499        0
  Consumer .........................................       80      133
Total loans charged-off ............................    4,235      633
Recoveries:
  Commercial, financial and industrial..............       15        0
  Real estate ......................................        1        0
  Consumer .........................................       41       21
Total recoveries ...................................       57       21
Net charge-offs ....................................   $4,178     $612
Net charge-offs as a percent of average loans ......     0.87%    0.15%

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

PROVISION FOR LOAN LOSSES, continued
Net charge-offs during the first two quarters of 2000 include the write-down of a significant corporate relationship. This relationship was classified as impaired late in 1999 and, based on information received in the second quarter 2000, has been written down to the balance secured by real estate and under contract for sale. The subsequent restoration of the reserve for loan losses contributed to the increase in the provision for loan losses from $851,000 last year to $4,202,000 in the first six months of 2000.

At June 30, 2000, the percent of the reserve for loan losses to total loans was 0.81% as compared to 0.85% at December 31, 1999. The percent of the reserve to nonperforming loans as of the end of the second quarter 2000 was 183.91% compared to 58.75% at yearend 1999.

For additional information, see footnote 7 on pages 26-27 and the Provision for Loan Losses on pages 39-40 of the Drovers' 1999 annual report.

NONINTEREST INCOME
                                          THREE MONTHS            SIX MONTHS
                                          ENDED JUNE 30,          ENDED JUNE 30,
(In thousands)                          2000   1999 00/99     2000   1999  00/99
Investment services and trust income .$  412 $  336  22.6 % $  801 $  674   18.8 %
Service charges on deposit accounts ..   501    487   2.9 %  1,007    921    9.3 %
Securities gains (losses) ............     2      4 (50.0)%   (189)    67 (382.1)%
Net gains on loan sales ..............   124    200 (38.0)%    190    549  (65.4)%
Other ................................   461    265  74.0 %    770    513   50.1 %
Total ................................$1,500 $1,292  16.1 % $2,579 $2,724   (5.3)%

During the second quarter 2000, noninterest income increased $208,000, or 16.1%, compared to a year ago. The increase was primarily the result of increases in investment services and trust income and other income, offset by a decline in net gains on loan sales.

Noninterest income for the six months ended June 30, 2000 was $2,579,000 compared to $2,724,000 a year ago. The decline was primarily the result of net losses on sales of securities recognized during the first quarter of 2000 and reductions in net gains on loan sales, offset by increases in investment services and trust income and other income.

Compared to a year ago, income from investment services and trust increased $76,000, or 22.6%, during the second quarter 2000 and $127,000, or 18.8%, for the first six months of 2000. The fair value of investments managed by the division was $278,370,000 at June 30, 2000, an increase of $23,428,000, or
9.2%, over the prior year. The division has experienced growth in employee benefits, personal trust and investment management accounts. Additionally, investment services and trust launched a new initiative at the end of 1999, the Oak Tree Investment Group, which provides enhanced investment management, financial planning and brokerage services. The Oak Tree Investment Group contributed about $54,000 of revenue so far this year.

During the first six months of 2000, Drovers recognized a loss on sales of securities of $189,000. The losses were related to selling $15,260,000 of securities. The proceeds from the sales were reinvested in higher-yielding securities and $7,125,000 of BOLI. See Note E for additional information on the BOLI. The investment transactions resulted in losses in the first quarter 2000, but should provide higher earnings throughout 2000 and into the future.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST INCOME, continued
Net gains on loan sales declined $76,000 in the second quarter 2000 and $359,000 for the first six months of 2000 compared to a year ago. The decline is primarily related to the reduction in residential mortgage refinancing activity. Mortgage loan sales totaled about $11,436,000 for the first six months of 2000 compared to $35,099,000 a year ago.

Service charges on deposit accounts increased $14,000 during the second quarter 2000 and $86,000 year-to-date. During 2000, we experienced an increase in the collection of insufficient fund and return check charges. These increases were offset by a decline in the fees received on corporate deposit accounts. This decline was primarily due to larger earnings credits, which offset the fees paid by our corporate customers. The earnings credits have increased with the Federal Reserve short term borrowing rate increases over the past year.

Other income increased $196,000, or 74.0%, for the second quarter 2000 and $257,000, or 50.1%, for the first six months of 2000 compared to a year ago.
We purchased $7,125,000 of BOLI on March 30, 2000, which contributed $116,000 of income during the second quarter. Surcharges for non-customers using our ATM machines and fees for electronic interchange services for various merchants have steadily increased and account for a portion of the increase in other income. Additionally, fees received on letters of credit have increased from last year.

NONINTEREST EXPENSE
                                         THREE MONTHS          SIX MONTHS
                                        ENDED JUNE 30,       ENDED JUNE 30,
(In thousands)                     2000    1999   00/99   2000    1999   00/99
Salaries and employee benefits .  $2,413  $2,146  12.4%  $4,860  $4,365  11.3 %
Occupancy and premises .........     380     340  11.8%     744     644  15.5 %
Furniture and equipment ........     401     338  18.6%     782     679  15.2 %
Marketing expense ..............     198     176  12.5%     325     350  (7.1)%
Supplies .......................     122     100  22.0%     220     255 (13.7)%
Other taxes ....................     113     108   4.6%     235     217   8.3 %
Other...........................     942     805  17.0%   1,808   1,558  16.0 %
Total ..........................  $4,569  $4,013  13.9%  $8,974  $8,068  11.2 %

Noninterest expenses increased $556,000 for the second quarter 2000 and $906,000 so far this year. Salaries and benefits are the largest component of noninterest expense and increased $267,000 for the second quarter and $495,000 for the six month period. Staffing at the new Dillsburg, Pennsylvania branch office, which opened in the third quarter 1999, and the two new corporate lending offices in Rossmoyne, Pennsylvania and Frederick, Maryland, which opened in the second and third quarters 1999, contributed to the increase. Average full-time equivalent staffing levels were 243 during the quarter ended June 30, 2000 compared to 218 a year ago. Pension expense increased $61,000 during the second quarter and $105,000 for the first six months of 2000 from a year ago due primarily to an increase in the number of eligible employees. Modifications to benefit plans for certain key officers contributed only $38,000 of the increase in pension expense during the first half of 2000. The increase in staffing and higher pension costs were partially offset by a decline in accrued incentive compensation caused by lower earnings during the first six months of 2000.

Occupancy and premises expense increased $40,000 for the second quarter and $100,000 for the six month period ended June 30, 2000. The opening of the Dillsburg branch office, the new Memory Lane branch and the Rossmoyne and Frederick corporate lending offices contributed to this increase. Furniture and equipment expense increased $63,000 for the quarter and $103,000 so far this year due to increases in equipment depreciation and maintenance contracts.

Drovers Bancshares Corporation and Subsidiaries
PART I  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST EXPENSE, continued
Other expenses increased by $137,000 for the second quarter 2000 and $250,000 for the six month period. Affecting this increase were increases in data processing, legal and other real estate expenses.

TAXATION
The Corporation recognized an income tax benefit of $364,000 for the six months ending June 30, 2000. Drovers manages its tax rate through the purchase of tax-exempt investment securities and investments in low-income housing partnerships that provide historic and low-income tax credits.

REGULATORY CAPITAL
The following table shows Drovers exceeds all minimum capital adequacy standards:
                                                   BALANCE      BALANCE
                                                   JUNE 30,     DEC 31,
(in thousands)                                        2000        1999
Tier 1 capital .................................   $ 61,462    $ 61,321
Tier 2 capital .................................      3,932       3,908
  Total risk-based capital .....................   $ 65,394    $ 65,229

Risk-adjusted on-balance sheet assets ..........   $523,648    $491,347
Risk-adjusted off-balance sheet exposure .......     17,337      15,316
  Total risk-adjusted assets ...................   $540,985    $506,663

Ratios:
  Tier 1 risk-based capital ratio ..............       11.4%       12.1%
  Minimum required .............................        4.0%        4.0%

  Total risk-based capital ratio ...............       12.1%       12.9%
  Minimum required .............................        8.0%        8.0%

  Tier 1 leverage ratio ........................        8.2%        8.5%
  Minimum required .............................        4.0%        4.0%

Comparing June 30, 2000 to December 31, 1999, Drovers' Tier 1 capital ratio decreased due to an increase in Tier 1 capital of $141,000 offset by a $34,322,000 increase in risk-weighted assets. The leverage ratio decreased due to the increase in Tier 1 capital offset by the increase in total assets of $33,289,000.

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

FUTURE OUTLOOK
Drovers continues to seek ways to expand its business, not only to enhance income, but also to meet the needs of customers. In April, Drovers announced the opening of Drovers Settlement Services, a joint venture that offers title insurance services. Drovers Settlement Services is expected to enhance Drovers' strong position in mortgage lending. Construction on the Newberrytown branch, to be located at the Newberrytown exit of I-83, has begun. The Newberrytown branch is scheduled to open later in 2000. In conjunction with the opening of the Newberrytown branch, we will be closing the York Haven branch. On June 30, 2000, the Mt. Rose branch was closed. This branch was located within close proximity of three other Drovers' branch offices, including the new Memory Lane branch, which opened on May 20, 2000.

Drovers Bancshares Corporation and Subsidiaries
PART II  OTHER INFORMATION

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Shareholders voted on two proposals at this year's Annual Meeting held
May 18, 2000. The summary of the proposals and voting results were as follows:

Proposal 1: The election of five directors to serve a four-year term expiring 2004.

                                             For        Against/Withheld
J. Samuel Gregory ..................      4,072,017            49,229
Daniel E. Hess .....................      4,075,523            45,723
Herbert D. Lavetan .................      4,084,245            37,001
L. Doyle Ankrum ....................      4,078,383            42,863
Robert H. Stewart, Jr. .............      4,067,117            54,129

Proposal 2: Amendments to the 1995 Stock Option Plan. The Plan originally was approved by the shareholders at the 1995 Annual Meeting of Shareholders. The voting results were 3,300,373 for and 253,103 against/abstain.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DROVERS BANCSHARES CORPORATION




                                   __/S/ A. Richard Pugh________________
                                   A. Richard Pugh, Chairman, President
                                   and Chief Executive Officer




                                   _/S/ Debra A. Goodling _______________
                                   Debra A. Goodling, Executive Vice President
                                     and Treasurer
                                   Principal Financial Officer




                                   _/S/ John D. Blecher _________________
                                   John D. Blecher, Senior Vice President and
                                     Secretary
                                   Principal Accounting Officer


                                   Date:  August 7, 2000

                                    Exhibit 10 (a)

                            The Drovers & Mechanics Bank
                            SALARY CONTINUATION AGREEMENT

     THIS AGREEMENT is made effective this 3rd day of April 2000, by and Between THE DROVERS & MECHANICS BANK, a state-chartered bank located in York, Pennsylvania (the "Company") and A. RICHARD PUGH (the "Executive").

     WHEREAS, Executive and Company are currently parties to a Supplemental Pension Agreement for Executive dated September 28, 1994, referred to as "Amended and Restated The Drovers & Mechanics Bank Supplemental Pension Plan for A. Richard Pugh" (the "SERP"); and

     WHEREAS, the Company is desirous of amending and restating the SERP by merging the SERP into a new Supplemental Pension Plan for Executive.

     In recognition of the significant contributions which the Executive has made to the success of the Company and to encourage the Executive to remain an employee of the Company, the Company is willing to provide salary continuation benefits to the Executive. The Company will pay the benefits from its general assets.

     NOW THEREFORE, in consideration of the promises and agreements hereinafter set forth, and of other good and valuable consideration, the parties hereto agree that the SERP shall be amended and restated and merged with and into this Agreement and hereby further agree as follows:

                                     Article 1
                                    Definitions

     1.1 Definitions. Whenever used in this Agreement, the following words and phrases shall have the meanings specified:

          1.1.1  "Change of Control" shall mean any one of the following events:

              (A) the change in the Board of Directors of Target Company, during any twenty-four (24) month period ending on or after the date of this Agreement, if the individuals who were directors of Target Company at the beginning of the period cease during such period to constitute at least a majority of the Board of Directors;

              (B) the commencement of a tender offer or exchange offer by any entity, person or group (including any affiliates of such entity, person or group, by other than an affiliate of Company) for twenty-five percent (25%) or more of the outstanding voting power of all capital stock of Target Company;

              (C) the acquisition by any entity, person or group (including any affiliates of such entity, person or group) of beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, of Target Company capital stock entitled to twenty-five percent (25%) or more of the outstanding voting power of all capital stock of Target Company;

              (D) the effective time of the merger, consolidation, division, share exchange, or any other transaction or a series of transactions outside the ordinary course of business ("Business Combination"), as a result of which the holders of the outstanding voting capital stock of Target Company immediately prior to such Business Combination, excluding any shareholder who is a party to the Business Combination (other than Company) or is such party's affiliate as defined in the Securities Exchange Act of 1934, hold less than seventy-five percent (75%) of the voting capital stock of the surviving or resulting corporation; or

              (E) the transfer of substantially all of the Target Company's assets other than to a wholly owned subsidiary of Target Company.

          1.1.2  "Code" means the Internal Revenue Code of 1986, as amended.

          1.1.3 "Disability" means the Executive suffering a sickness, accident or injury which, in the judgment of a physician satisfactory to the Company, prevents the Executive from performing substantially all of the Executive's normal duties for the Company. As a condition to any benefits, the Company may require the Executive to submit to such physical or mental evaluations and tests as the Company's Board of Directors deems appropriate.

          1.1.4 "Early Termination" means the Termination of Employment before Normal Retirement Age for reasons other than death, Disability, Termination For Cause or following a Change of Control.

          1.1.5 "Early Termination Date" means the month, day and year in which Early Termination occurs.

          1.1.6  "Normal Retirement Age" means the Executive's 65th birthday.

          1.1.7 "Normal Retirement Date" means the later of: (1) the Normal Retirement Age; or (2) Termination of Employment.

          1.1.8 "Plan Year" means each twelve-month period commencing with the effective date of this Agreement.

          1.1.9 "Target Company" means Drovers Bancshares Corporation or The Drovers & Mechanics Bank.

          1.1.10 "Termination for Cause" means that the Company has terminated the Executive's employment for any of the following reasons:

              (A) the Executive's willful engagement in gross misconduct that is materially injurious to Company;

              (B) excessive alcohol or drug abuse by the Executive which continually and materially interferes with the Executive's ability to perform the duties of his title.

              (C) the Executive's conviction or plea of nolo contendere of a crime involving fraud, misappropriation, embezzlement or other violation of the law of like nature or severity;

              (D) the voluntary filing or application by the Executive for relief in bankruptcy or other moratorium law, or for the appointment of a receiver, trustee or liquidator, or the making by the Executive of a general assignment of all his assets for the benefit of creditors, which is not dismissed within sixty (60) days, unless any such action or event is attributable to a judgment rendered against the Executive arising out of his charitable or civic activities; or

              (E) the Executive's willful failure to perform the duties of his title in a manner generally consistent with his past service.

          1.1.11 "Termination of Employment" means that the Executive ceases to be employed by the Company for any reason whatsoever other than by reason of a leave of absence which is approved by the Company.

                                     Article 2
                                 Lifetime Benefits

     2.1 Normal Retirement Benefit. Upon Executive's Termination of Employment on or after the Normal Retirement Age for reasons other than death, the Company shall pay to the Executive the benefit described in this Section 2.1 in lieu of any other benefit under this Agreement.

          2.1.1 Amount of Benefit. The annual Normal Retirement Benefit under this Section 2.1 is $218,000 (two hundred eighteen thousand dollars). The Company may increase the annual benefit under this Section 2.1 at the sole and absolute discretion of the Company's Board of Directors. Any increase in the annual benefit shall require the recalculation of all the amounts on Schedule A attached hereto. The annual benefit amounts on Schedule A are calculated by amortizing the annual normal retirement benefit using the interest method of accounting, a 7.00% discount rate, monthly compounding and monthly payments.

          2.1.2 Payment of Benefit. The Company shall pay the annual benefit to the Executive in 12 equal monthly installments payable on the first day of each month commencing with the month following the Executive's Normal Retirement Date and continuing for 179 additional months.

     2.2 Early Termination Benefit. Upon Early Termination, the Company shall pay to the Executive the benefit described in this Section 2.2 in lieu of any other benefit under this Agreement.

          2.2.1 Amount of Benefit. The annual benefit under this Section 2.2 is the Early Termination Annual Benefit set forth in Schedule A for the Plan Year ending immediately prior to the Early Termination Date.

          2.2.2 Payment of Benefit. The Company shall pay the annual benefit to the Executive in 12 equal monthly installments payable on the first day of each month commencing with the month following the Executive's Normal Retirement Age and continuing for 179 additional months.

          2.2.3 Benefit Increases. Commencing on the first anniversary of the first benefit payment, and continuing on each subsequent anniversary, the Company's Board of Directors, in its sole discretion, may increase the benefit.

     2.3 Disability Benefit. If the Executive terminates employment due to Disability prior to Normal Retirement Age, the Company shall pay to the Executive the benefit described in this Section 2.3 in lieu of any other benefit under this Agreement.

          2.3.1  Amount of Benefit.  The annual benefit under this Section
     2.3 is the Disability Benefit amount set forth in Schedule A for the Plan Year ending immediately prior to the date in which Termination of Employment due to Disability occurs.

          2.3.2 Payment of Benefit. The Company shall pay the annual benefit to the Executive in 12 equal monthly installments commencing within 90 days after the date of the Executive's Termination of Employment due to Disability and continuing for 179 additional months.

          2.3.3 Benefit Increases. Benefit payments may be increased as provided in Section 2.2.3.

     2.4 Change of Control Benefit. If the Executive is in the active service of the Company at the time of a Change of Control, the Company shall pay to the Executive the benefit described in this Section 2.4 in lieu of any other benefit under this Agreement.

          2.4.1  Amount of Benefit.  The annual benefit under this Section
     2.4 is the Normal Retirement Benefit described in Section 2.1.1.

          2.4.2 Payment of Benefit. The Company shall pay the annual benefit to the Executive in 12 equal monthly installments payable on the first day of each month commencing with the month following Normal Retirement Age and continuing for 179 additional months.

          2.4.3 Benefit Increases. Benefit payments may be increased as provided in Section 2.2.3.

          2.4.4 Rabbi Trust. In the event of a Change of Control, the Company shall, in accordance with the terms of the Rabbi Trust, established by the Company November 14, 1995, and as amended from time to time, contribute thereto an amount sufficient to fund the benefit as described in this
     Section 2.4.4, said contribution to be determined as set forth in Section 1(e) of the Rabbi Trust.
                                     Article 3
                                  Death Benefits

     3.1 Death During Active Service. If the Executive dies while in the active service of the Company, the Company shall pay to the Executive's beneficiary the benefit described in this Section 3.1. This benefit shall be paid in lieu of Article 2, Lifetime Benefits.

          3.1.1 Amount of Benefit. The death benefit under this Section 3.1 shall be an amount which is equal to the Normal Retirement Benefit described in Section 2.1.1.

          3.1.2 Payment of Benefit. The Company shall pay the death benefit to the beneficiary in 12 equal monthly installments payable on the first day of each month commencing with the month following the Executive's death and continuing for 179 additional months.

     3.2 Death During Benefit Period. If the Executive dies after the benefit payments have commenced under this Agreement but before receiving all such payments, the Company shall pay the remaining benefits to the Executive's beneficiary at the same time and in the same amounts they would have been paid to the Executive had the Executive survived.

     3.3 Death Following Termination of Employment But Before Benefits Commence. If the Executive is entitled to benefits under this Agreement, but dies prior to receiving said benefits, the Company shall pay to the Executive's beneficiary the same benefits, in the same manner, they would have been paid to the Executive had the Executive survived; however, said benefit payments will commence beginning with the first day of the month following Executive's death.

     3.4 Suicide or Misstatement. Notwithstanding any provision of this Agreement to the contrary, no death benefits shall be payable if the Executive commits suicide within two years after the date of this Agreement, or if pursuant to any insurance policy purchased and owned by the Company in which Executive is the insured and Company is the beneficiary, the third party insurer denies payment of proceeds to the Company for material misstatements of fact made by the Executive on any application for life insurance. Provided, however that the Company shall evaluate the reason for the denial, and upon advice of legal counsel and in its sole discretion, consider judicially challenging any denial.

                                     Article 4
                                   Beneficiaries

     4.1 Beneficiary Designations. The Executive shall designate a beneficiary by filing a written designation with the Company. The Executive may revoke or modify the designation at any time by filing a new designation. However, designations will only be effective if signed by the Executive and accepted by the Company during the Executive's lifetime. If the Executive dies without a valid beneficiary designation, all payments shall be made to the Executive's estate.

     4.2 Facility of Payment. If a benefit is payable to a minor, to a person declared incapacitated, or to a person incapable of handling the disposition of his or her property, the Company may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incapacitated person or incapable person. The Company may require proof of incapacity, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Company from all liability with respect to such benefit.

                                     Article 5
                               General Limitations

     5.1 Excess Parachute or Golden Parachute Payment. Notwithstanding any provision of this Agreement to the contrary, the Company shall not pay any benefit under this Agreement to the extent the benefit would be a prohibited golden parachute payment pursuant to 12 C.F.R. 357.2 and for which the appropriate federal banking agency has not given written consent to pay pursuant to 12 C.F.R. 359.4.

     5.2 Termination for Cause. Notwithstanding any provision of this Agreement to the contrary, the Company shall not pay any benefit under this Agreement and Executive shall forfeit any right to benefits under this Agreement if Executive's Termination of Employment is pursuant to a Termination for Cause.

     5.3 Removal. Notwithstanding any provision of this Agreement to the contrary, the Company shall not pay any benefit under this Agreement if the Executive is subject to a final removal or prohibition order issued by an appropriate federal banking agency pursuant to Section 8(e) of the Federal Deposit Insurance Act.

     5.4 Competition After Termination of Employment. Notwithstanding any provision of this Agreement to the contrary, no benefits shall be payable if the Executive, without the prior written consent of the Company, violates the following described restrictive covenants.


          5.4.1 Non-compete Benefit Forfeiture Provision. Executive shall forfeit his or her rights to any benefit payments or any remaining benefit payments, as applicable, under this Agreement if, Executive for a period of ten (10) years after termination either directly or indirectly, either as an individual or as a proprietor, stockholder, partner, officer, director, employee, agent, consultant or independent contractor of any individual, partnership, corporation or other entity (excluding an ownership interest of one percent (1%) or less in the stock of a publicly traded company):

            (i) becomes employed by, participates in, or becomes connected in any manner with the ownership, management, operation or control of any bank, savings and loan or other similar financial institution if the Executive's responsibilities will include providing banking or other financial services in York County or within fifty (50) miles of any office maintained by the Company as of the date of the termination of the Executive's employment; or

            (ii) participates in any way in hiring or otherwise engaging, or assisting any other person or entity in hiring or otherwise engaging, on a temporary, part-time or permanent basis, any individual who was employed by the Company during the twelve
                  (12) month period immediately prior to the termination of the Executive's employment; or

            (iii) assists, advises, or serves in any capacity, representative or otherwise, any third party in any action against the Company or transaction involving the Company; or

            (iv) sells, offers to sell, provides banking or other financial services, assist any other person in selling or providing banking or other financial services, or solicit or otherwise competes for, either directly or indirectly, any orders, contract, or accounts for services of a kind or nature like or substantially similar to the services performed or products sold by the Company (the preceding hereinafter referred to as "Services"), to or from any person or entity from whom the Executive or the Company provided banking or other financial services, sold, offered to sell or solicited orders, contracts or accounts for Services during the twelve (12) month period immediately prior to the termination of the Executive's employment; or

            (v) divulges, discloses, or communicates to others in any manner whatsoever, any confidential information of the Company, including, but not limited to, the names and addresses of customers of the Company, as they may have existed from time to time or of any of the Company's prospective customers, work performed or services rendered for any customer, any method and/or procedures relating to projects or other work developed for the Company, earnings or other information concerning the Company. The restrictions contained in this subparagraph (v) apply to all information regarding the Company, regardless of the source who provided or compiled such information. Notwithstanding anything to the contrary, the terms of this subparagraph (v) shall not be limited to the ten (10) year restriction set forth above and all information referred to herein shall not be disclosed unless and until it becomes known to the general public from sources other than the Executive.

          5.4.2  The non-compete benefit suspension provisions detailed in
     Section 5.4.1, excluding Section 5.4.1(v) shall not be enforceable following a Change of Control.

                                     Article 6
                         Claims and Review Procedures

      6.1 Claims Procedure. The Company shall notify any person or entity that makes a claim against the Agreement (the "Claimant") in writing, within ninety
(90) days of Claimant's written application for benefits, of his or her eligibility or noneligibility for benefits under the Agreement. If the Company determines that the Claimant is not eligible for benefits or full benefits, the notice shall set forth (1) the specific reasons for such denial, (2) a specific reference to the provisions of the Agreement on which the denial is based, (3) a description of any additional information or material necessary for the Claimant to perfect his or her claim, and a description of why it is needed, and (4) an explanation of the Agreement's claims review procedure and other appropriate information as to the steps to be taken if the Claimant wishes to have the claim reviewed. If the Company determines that there are special circumstances requiring additional time to make a decision, the Company shall notify the Claimant of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional ninety-day period.

     6.2 Review Procedure. If the Claimant is determined by the Company not to be eligible for benefits, or if the Claimant believes that he or she is entitled to greater or different benefits, the Claimant shall have the opportunity to have such claim reviewed by the Company by filing a petition for review with the Company within sixty (60) days after receipt of the notice issued by the Company. Said petition shall state the specific reasons which the Claimant believes entitle him or her to benefits or to greater or different benefits. Within sixty (60) days after receipt by the Company of the petition, the Company shall afford the Claimant (and counsel, if any) an opportunity to present his or her position to the Company orally or in writing, and the Claimant (or counsel) shall have the right to review the pertinent documents. The Company shall notify the Claimant of its decision in writing within the sixty-day period, stating specifically the basis of its decision, written in a manner calculated to be understood by the Claimant and the specific provisions of the Agreement on which the decision is based. If, because of the need for a hearing, the sixty-day period is not sufficient, the decision may be deferred for up to another sixty-day period at the election of the Company, but notice of this deferral shall be given to the Claimant.

                                     Article 7
                           Amendments and Termination

     This Agreement may be amended or terminated only by a written agreement signed by the Company and the Executive.

                                     Article 8
                                  Miscellaneous

     8.1 Binding Effect. This Agreement shall bind the Executive and the Company, and their beneficiaries, survivors, executors, successors, administrators and transferees.

     8.2 No Guarantee of Employment. This Agreement is not an employment policy or contract. It does not give the Executive the right to remain an employee of the Company, nor does it interfere with the Company's right to discharge the Executive. It also does not require the Executive to remain an employee nor interfere with the Executive's right to terminate employment at any time.

     8.3 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

     8.4 Tax Withholding. The Company shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

     8.5 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of the Commonwealth of Pennsylvania, except to the extent preempted by the laws of the United States of America.

     8.6 Unfunded Arrangement. The Executive and beneficiary are general unsecured creditors of the Company for the payment of benefits under this Agreement. The benefits represent the mere promise by the Company to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors. Any insurance on the Executive's life is a general asset of the Company to which the Executive and beneficiary have no preferred or secured claim.

     8.7 Recovery of Estate Taxes. If the Executive's gross estate for federal estate tax purposes includes any amount determined by reference to and on account of this Agreement, and if the beneficiary is other than the Executive's estate, then the Executive's estate shall be entitled to recover from the beneficiary receiving such benefit under the terms of the Agreement, an amount by which the total estate tax due by the Executive's estate, exceeds the total estate tax which would have been payable if the value of such benefit had not been included in the Executive's gross estate. If there is more than one person receiving such benefit, the right of recovery shall be against each such person. In the event the beneficiary has a liability hereunder, the beneficiary may petition the Company for a lump sum payment in an amount not to exceed the beneficiary's liability hereunder.

     8.8 Entire Agreement. This Agreement constitutes the entire agreement between the Company and the Executive as to the subject matter hereof. No rights are granted to the Executive by virtue of this Agreement other than those specifically set forth herein.

     8.9 Administration. The Company shall have powers which are necessary to administer this Agreement, including but not limited to:

          8.9.1  Interpreting the provisions of the Agreement;
          8.9.2 Establishing and revising the method of accounting for the Agreement;
          8.9.3  Maintaining a record of benefit payments; and
          8.9.4 Establishing rules and prescribing any forms necessary or desirable to administer the Agreement.


IN WITNESS WHEREOF, the Executive and a duly authorized Company officer have signed this Agreement.

EXECUTIVE:                                   COMPANY:
                                             THE DROVERS & MECHANICS BANK


___________________________                  By:___________________________
A. Richard Pugh                              Title:________________________


     By execution hereof, The Drovers Bancshares Corporation consents to and agrees to be bound by the terms and condition of this Agreement.



ATTEST:                                      CORPORATION:
                                             THE DROVERS BANCSHARES
                                             CORPORATION

                                             By:___________________________
                                             Title:________________________

                                       SCHEDULE A
                               THE DROVERS & MECHANICS BANK
                               SALARY CONTINUATION AGREEMENT

                                   LIFETIME BENEFITS

                                    A. Richard Pugh


                                  Early                           Change of
                                Termination       Disability       Control
Plan    Vesting   Accrued    Annual Benefit    Annual Benefit   Annual Benefit
Year    Schedule  Benefit         (1)               (2)                (1)

 1      100.00%    $686,518      $104,971           $74,047         $218,000
 2      100.00%    $917,540      $130,837           $98,965         $218,000
 3      100.00%  $1,165,263      $154,960          $125,685         $218,000
 4      100.00%  $1,430,893      $177,456          $154,335         $218,000
 5      100.00%  $1,715,726      $198,435          $185,057         $218,000
 6      100.00%  $2,021,150      $218,000          $218,000         $218,000


(1)  Payments commence at Early Retirement Age
(2)  Payments commence at Termination of Employment

                                     Exhibit 10(d)

                            DROVERS BANCSHARES CORPORATION

                                1995 STOCK OPTION PLAN
                               As amended May 18, 2000

I. THE PLAN


     1. Purpose. The purpose of this Plan is to provide a means whereby Drovers Bancshares Corporation (the "Company") may, through the grant of stock options to Key Employees, as defined below, attract and retain persons of ability as employees, and motivate such persons to exert their best efforts on behalf of the Company or any present or future Subsidiary thereof. As used herein, the term "Subsidiary" shall mean any corporation which at the time an option is granted under this Plan qualifies as a subsidiary of the Company under the definition of "subsidiary corporation" contained in Section 424(f) of the Internal Revenue Code of 1954 (the "Code"), as amended from time to time, or any similar provision hereafter enacted, except that such term shall not include any corporation which is classified as a foreign corporation pursuant to Section 7701 of the Code. The term "Key Employees" shall mean those employees (including officers who are also employees) of the Company or of any Subsidiary, who, in the judgment of the Committee defined in Section 2 below, are considered especially important to the future of the Company.
The options to purchase Common Stock, $5.00 par value, of the Company ("Stock") granted under the Plan ("Options") are intended to be either incentive stock options within the meaning of Section 422 of the Code ("Incentive Stock Options") or options that do not meet the requirements for Incentive Stock Options ("Nonqualified Stock Options").

     2. Administration of the Plan. The Plan shall be administered by the Stock Option Committee (the "Committee") of the Board of Directors of the Company (the "Board"). The function of the Committee may be performed by another standing committee of the Company's Board or a portion thereof (provided that the members are qualified hereunder) and all references hereunder to the Committee shall be deemed to refer to such committee or portion thereof. The Committee shall consist of not less than three members of the Board, each of whom shall be a "disinterested person" within the meaning of Rule 16b-3 (or any successor rule or regulation) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") Members of the Committee shall be appointed by the Board and serve at the Board's pleasure. Each member of the Committee shall be a member of the Board. Any vacancy occurring in the membership of the Committee shall be filled by appointment by the Board. All decisions and selections by the Committee pursuant to the provisions of the Plan shall be made by a majority of its members. A member of the Committee who is eligible to receive a stock option under the Plan shall not vote on any question relating specifically to that member. Any decision reduced to writing and signed by all of the members shall be fully effective as if it had been unanimously made at a duly held meeting of the Committee.

     The Committee may interpret the Plan, prescribe, amend and rescind any rules and regulations necessary or appropriate for the administration of the Plan or for the continued qualification of any stock options granted to Key Employees, and make such other determinations and take such other actions as it deems necessary or advisable. Without limiting the generality of the foregoing, the Committee may, in its discretion, treat all or any portion of any period during which a Key Employee is on military leave or on an approved leave of absence from the Company or a Subsidiary as a period of employment by the Company or such Subsidiary, as the case may be, and not as an interruption of employment, for purposes of maintaining the Key Employee's continuous status as an employee and accrual of rights under any Options.
Any interpretation, determination or other action made or taken by the Committee shall be final, binding and conclusive.

II. OPTIONS


     1. Options. Subject to the provisions of the Plan, the Committee may grant Options from time to time in accordance with provisions of this
Article II.

     2. Shares Subject to Options. Options may be granted by the Company from time to time to Key Employees to purchase an aggregate of 350,000 shares of Stock (subject to adjustment hereunder). The Company shall reserve said number of shares for Options granted under the Plan subject to adjustment as provided in Section 1 of Article VII. The shares issued upon the exercise of Options granted under the Plan may be authorized and unissued shares or shares held by the Company in its treasury. If any Options granted hereunder should expire or become unexercisable for any reason without having been exercised in full, the unpurchased shares which were subject to an Option shall, unless the Plan shall have been terminated, be available for the grant of other Options under the Plan.

     3. Grant of Options to Key Employees. Subject to the provisions of the Plan, and in particular this Article II, the Committee shall (i) determine and designate from time to time those Key Employees to whom Options are to be granted and the number of shares of Stock to be optioned to each such employee and (ii) determine the time or times when and the manner in which each Option shall be exercisable and the duration of the exercise period. Notwithstanding the above, no option shall be granted pursuant to this Section 3 after the expiration of ten (10) years from the effective date of the Plan as defined in
Section 5 of Article IV hereof.

     Options need not be identical and in fixing the terms of any Option, the Committee may take into account such individual factors bearing on the value of an employee as it considers appropriate. The maximum number of shares of common stock that may be optioned or awarded under the Plan to any one employee is 200,000, subject to adjustment as provided in Section 1 of
Article IV.

     4. Terms and Conditions of Options. Each Option granted under the Plan to a Key Employee pursuant to Section 3 hereof shall be evidenced by an agreement with the Optionee (the "Option Agreement") in a form approved by the Committee. Each Option and the Option Agreement shall be subject to the following express terms and conditions and to such other terms and conditions as the Committee may deem appropriate.

     (a) Option Period. Subject to the terms of Section 3 hereof, each Option Agreement shall specify the period for which the Option thereunder is granted and exercisable, as determined by the Committee, and shall provide that the Option shall expire at the end of such period. In no event shall any option be exercisable after the expiration of ten (10) years from the date of grant provided, however, that if the exercise price is determined pursuant to
Section 4(c)(2) hereof, an Incentive Stock Option shall not be exercisable after the expiration of five (5) years from the date of grant.

     (b)  Date of Grant. The date of grant of an Option to a Key
Employee under the Plan shall, for all purposes, be the date on which the Committee makes the determination of granting such Option. Notice of the determination shall be given to each Key Employee to whom an Option is so granted within a reasonable time after the date of such grant.

     (c)  Option Price.

          (1) The option price per share of Stock shall be determined by the Committee at the time any Option is granted and shall not be less than the fair market value of one share of Stock on the date the Option is granted. The Committee shall have full authority to determine the fair market value of a share of stock. Fair Market Value of a share of Stock on any date shall be (i) the closing price, or (ii) in the absence of trading on such date, the mean between the lowest bid and highest asked price for the Corporation's common stock, each as reported on NASDAQ for such date (or for the previous business day if the date is not a business day).

          (2)  If an Incentive Stock Option is granted to a Key
Employee then owning Stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any Subsidiary taking into account the attribution rules of Section 424(d) of the Code, then the Committee shall set the Incentive Stock Option price per share of Stock at 110% of the Incentive Stock Option price determined pursuant to subsection
(1) hereof.

     (d)  Exercise of Incentive Stock Option.

          (1) Subject to subsection (2) below, the Option Agreement may provide that the Option may be exercised in such installments as the Committee may determine during the option period.

          (2)  In the event the aggregate fair market value
(determined at the time the option is granted) of stock with respect to which Incentive Stock Options are exercisable hereunder for the first time by any Key Employee during any one calendar year (under this Plan and all other Incentive Stock Option Plans of the Company or any Subsidiary) shall exceed $100,000, such options shall be treated in part as Incentive Stock Options and in part as Nonqualified Stock Options, taking options into account in the order in which they were granted. In such a case, the Company may designate the shares of stock that are to be treated as stock acquired pursuant to the exercise of an Incentive Stock Option by issuing a separate certificate for such shares and identifying the certificate as Incentive Stock Option shares in the stock transfer records of the Company.

     (e)  Exercise During Employment or Following Retirement,
Termination, Disability or Death. Unless otherwise provided in the terms of an Option Agreement, an Option may be exercised by an Optionee only while the Optionee is an employee of the Company or a Subsidiary and has maintained continuous status as an employee since the date of the grant of the Option, except if the Optionee's continuous employment ceases by reason of the Optionee's voluntary termination of employment, retirement, involuntary termination due to staff reduction or other internal reorganization, disability or death. If the continuous employment of an Optionee ceases as a result of the Optionee's voluntary termination of employment, retirement or involuntary termination due to staff reduction or other internal reorganization, the Optionee may, but only within a period of ninety (90) days beginning on the day following the date of such termination of employment (and no later than the date the Option would otherwise expire), exercise the option to the extent that Optionee was entitled to exercise it at the date of such termination of continuous employment. If the continuous employment of an Optionee is terminated as a result of the Optionee's disability, such Optionee may, but only within a one (1) year period from the date of such termination of employment (and no later than the date that the Option would otherwise expire), exercise the option to the extent the Optionee was entitled to exercise the Option at the date of such termination of continuous employment. If the continuous employment of an Optionee ceases as a result of the Optinee's death, such Option of the deceased Optionee may be exercised, but only within one (1) year from the date of the Optionee's death (and no later than the date on which such Option would otherwise expire), by the person or persons (including the Optionee's estate) to whom the Optionee's rights under such Option shall have passed by will or by the laws of descent and distribution, to the extent the Optionee was entitled to exercise the Option immediately prior to the Optionee's death. Termination of continuous employment for any other reason, including termination for cause (under the Company's then existing personnel policies), shall result in the immediate cancellation of the Option.

     The terms "continuous employment" and "continuous status as an employee" mean the absence of any interruption or termination of employment with the Company or with any present or future Subsidiary. Employment shall not be considered interrupted in the case of transfers between the Company and any Subsidiary or between Subsidiaries, nor in the case of any military leave or any approved leave of absence which the Committee, in its discretion, treats as a period of employment.

     (f)  Non-transferability.  No Option granted to a Key
Employee under the Plan shall be transferable other than by will or by the laws of descent and distribution. During the lifetime of the Optionee, an Option shall be exercisable only by the Optionee.

     (g) No Rights as Shareholder. No Optionee shall have any rights as a shareholder with respect to any shares of Stock subject to the Optionee's Option prior to the date of issuance to the Optionee of a certificate or certificates for such shares.

     (h)  No Rights to Continued Employment.  The Plan and any
Option granted pursuant to Section 3 of this Article II shall not confer upon any Key Employee any right with respect to continuance of employment by the Company or any Subsidiary nor shall they interfere in any way with the right of the Company or any Subsidiary employing an Optionee to terminate the Optionee's employment at any time.

     5.  Disposition of Shares by Key Employees.

     (1) With respect to shares of Stock acquired as a result of the exercise of an Incentive Stock Option, any disposition of such shares other than by will or by the laws of descent and distribution before the later of the expiration of the two (2) year period beginning on the date such Incentive Stock Option was granted or the expiration of the one (1) year period beginning on the date of the transfer of such share pursuant to such exercise, will not be prohibited by the Plan, but may disqualify the disposition from receiving favorable tax treatment under
Section 421(a) of the Code.

     (2) No share of Stock acquired as a result of the exercise of a Nonqualified Stock Option granted under the Plan shall be subject to any restrictions on transferability or otherwise on account of the Plan.

     6. Code Requirements for Incentive Stock Options. Each Incentive Stock Option Agreement shall contain such terms and provisions as the Committee may determine to be necessary or desirable in order to qualify such Incentive Stock Option as an Incentive Stock Option within the meaning of Section 422 of the Code.


III. EXERCISE AND PURCHASE PROVISIONS


     1.  Limitation on Exercise of Options. Each Option granted under the
Plan shall provide that the option may not be exercised in whole or in part by the Optionee for less than 100 shares of Stock unless only less than 100 shares of Stock remain subject to the Option. In addition, an Option may not be exercised for a fractional share.

     2. Payment of Purchase Price upon Exercise of Option. Each Option granted under the Plan shall provide that the purchase price of the shares as to which an Option is exercised will be paid to the Company at the time of exercise, either in cash, or in Stock already owned by the Optionee or to be acquired by the Optionee upon exercise of the Option, and having a total fair market value, as determined by the Committee, equal to the purchase price, or in a combination of cash and Stock having a total fair market value, as so determined, equal to the purchase price.

     3.  Procedure for Exercising Options. Each Option granted under the
Plan shall be exercisable at such times and under such conditions as shall be permissible under the terms of the Plan and the Incentive Stock Option Agreement or the Nonqualified Stock Option Agreement, as the case may be.

     An option may be exercised, subject to the applicable provisions of this Plan relative to its termination and limitations on its exercise, from time to time only by (i) written notice of intent to exercise the Option with respect to a specified number of shares and, contemporaneously with delivery of each such notice, (ii) tender of the purchase price as provided in Section 2 hereof. Each such notice and payment shall be delivered, or mailed by prepaid registered or certified mail, addressed to the Treasurer of the Company at its executive offices.

      In connection with the exercise of an option, the Optionee may complete and sign an Option Exercise Form along with signed written instructions to the Company instructing the Company to deliver the Stock to a broker or other party. Upon receipt of such signed, completed Option Exercise Form, the written, signed instructions, and full payment in cash for the Stock to be acquired, the Company shall deliver the Stock to the broker or other party in accordance with the written instructions.

IV. MISCELLANEOUS PROVISIONS

     1. Adjustments in Event of Change in Common Stock. In the event of any change in the Common Stock of the Company by reason of any stock dividend, recapitalization, reorganization, merger, consolidation, split-up, combination, or exchange of shares, or rights offering to purchase Common Stock at a price substantially below fair market value, or of any similar change affecting the Stock, the number and kind of shares which thereafter may be optioned and sold under the Plan pursuant to Articles II and III hereof and the number and kind of shares subject to Option in outstanding option agreements and the purchase price per share thereof shall be appropriately adjusted consistent with such change in such manner as the Committee may deem equitable to prevent substantial dilution or enlargement of the rights granted to, or available for, participants in the Plan.

     2. Compliance With Other Laws and Regulations. The Plan, the grant and exercise of Options thereunder and the obligations of the Company to sell and deliver shares under such Options, shall be subject to all applicable federal and state laws, rules and regulations and to such approvals by any government or regulatory agency as may be required. The Company shall not be required to issue or deliver any certificates for shares of Stock prior to the completion of any registration or qualification of such shares under any federal or state law, or any ruling or regulation of any government body which the Company shall, in its sole discretion, determine to be necessary or advisable.

     3. Modification of Options. At any time and from time to time the Board of the Company may authorize the modification of any outstanding Option, provided no such modification, extension or renewal shall confer on the holder of said Option any right or benefit which could not be conferred by the grant of a new Option at such time or impair the Option without the consent of the holder of the option.

     4. Amendment and Termination of the Plan. The Board of Directors of the Company may amend, suspend or terminate the Plan except that no action of the Board may increase (other than as provided in Section 1 hereof) the maximum number of shares permitted to be optioned under the Plan, reduce the minimum option price provided for in Section 4(c) of Article II or extend the period within which Options may be exercised, unless such action of the Board shall be subject to approval or ratification by the shareholders of the Company.

     5. Effective Date of the Plan. The effective date of the Plan shall be the date of its adoption by the Board of Directors of the Company, but such adoption shall be subject to approval and ratification of a majority of the votes cast by shareholders of the Company entitled to vote within twelve (12) months of the date the Plan is adopted.

     6. Interpretation of Incentive Stock Options. The terms of this Plan which relate to the grant of Incentive Stock Options to Key Employees are intended to comply with rules and regulations regarding the qualification of Incentive Stock Options under Section 422 of the Code, and the Plan shall be interpreted and construed accordingly. Except with respect to certain disqualifying dispositions of Stock acquired as a result of the exercise of an Incentive Stock Option, which are not prohibited by the Plan, if a provision of the Plan conflicts with any such rule or regulation, then the provision of the Plan shall be void and of no force and effect.

     7.  Options and Rights in Substitution for Stock Options Granted by
Other Corporations. Options may be granted under the Plan from time to time in substitution for stock options held by employees of corporations who become or are about the become key employee of the Company or a Subsidiary as the result of a merger or consolidation of the employing corporation with the Company or a Subsidiary, or the acquisition by the Company or a Subsidiary of the assets of the employing corporation, or the acquisition by the Company or a Subsidiary of stock of the employing corporation as the result of which it becomes a Subsidiary. The terms and conditions of the Substitute Options so granted may vary from the terms and conditions set forth in Section 4 of
Article II of this Plan to such extent as the Board of Directors at the time of grant may deem appropriate to conform, in whole or in part, to the provisions of the options in substitution for which they are granted.

     8.  Acceleration of Exercisability on Change in Control.  Upon a
Change in Control of the Company, all Options theretofore granted and not previously exercisable shall become fully exercisable to the same extent and in the same manner as if they had become exercisable by passage of time in accordance with the provisions of the Plan relating to periods of exercisability to termination of employment.

     For purposes of the Plan, a "Change in Control" of the Company shall mean:

(i)  the change in the Board of Directors of the Company or
            Drovers & Mechanics Bank (the "Bank"), during any twenty-four (24) month period ending on or after the date of this Agreement, if the individuals who were directors of the Company and the Bank at the beginning of the period cease during such period to constitute at least a majority of the Board of Directors of the Company and the Bank;

(ii)  the commencement of a tender or offer or exchange offer by any entity, person or group (including any affiliates of such entity, person or group, by other than an affiliate of Company) for twenty-five percent (25%) or more of the outstanding voting power of all capital stock of the Company;

(iii)  the acquisition by any entity, person or group (including any affiliates of such entity, person or group) of beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, of the Company's or the Bank's capital stock entitled to twenty-five percent (25%) or more of the outstanding voting power of all capital stock of the Company or the Bank;

(iv)  The effective time of the merger, consolidation, division, share exchange, or any other transaction or a series of transactions outside the ordinary course of business involving the Company or the Bank (a "Business Combination"), as a result of which (a) the holders of the outstanding voting capital stock of the Company immediately prior to such Business Combination, excluding any shareholder who is a party to the Business Combination (other than the Company) or is such party's affiliate as defined in the Securities Exchange Act of 1934, hold less than seventy-five percent (75%) of the voting capital stock of the surviving or resulting corporation or (b) the Company holds less than one hundred percent (100%) of the voting capital stock of the Bank; or

(v)  the transfer of substantially all of the assets of the Company or the Bank other than to a wholly owned subsidiary of the Company or the Bank, as applicable.

     9. Successors and Assigns. This Plan shall be binding upon the legally constituted successors of the Company. Upon the dissolution or merger of the Company into a successor corporation, or any transaction resulting in the transfer or exchange of shares involving the Company, this Plan shall be binding upon and, if required, shall be adopted by the shareholders of said successor entity. The obligations created under this Plan regarding adoption, implementation and exercise under this Plan shall be binding upon said successor entity.

    10. Withholding Taxes. Whenever the Company proposes or is required to issue or transfer shares of Stock under the Plan, the Company shall have the right to require the Optionee to remit to the Company an amount sufficient to satisfy all federal, state and local withholding tax requirements prior to the delivery of any certificate or certificates for such shares. If such certificates have been delivered prior to the time a withholding obligation arises, the Company shall have the right to require the Optionee to remit to the Company an amount sufficient to satisfy all federal, state or local withholding tax requirements at the time such obligation arises and to withhold from other amounts payable to the Optionee, as compensation or otherwise, as necessary.
An Optionee may elect to satisfy all or part of such Optionee's withholding or income tax obligations, arising in connection with the exercise of Options under the Plan, by having the Company withhold all or a portion of any shares of Stock that otherwise would be issued to the Optionee or by surrendering all or a portion of any shares of Stock previously acquired by the Optionee. Such shares of Stock shall be valued at their Fair Market Value on the date when taxes otherwise would be withheld in cash. Any payment of withholding taxes by assigning shares of Stock to the Company may be subject to such additional restrictions as the Committee at any time deems appropriate. If the holder of shares of Stock purchased in connection with the exercise of an Incentive Stock Option disposes of such shares within two (2) years of the date such Incentive Stock Option was granted or within one (1) year of such exercise, he shall notify the Company of such disposition and remit an amount necessary to satisfy applicable withholding requirements including those arising under federal income tax laws.

                                 EXHIBIT 10(g)

                         THE DROVERS & MECHANICS BANK
                          EXECUTIVE BONUS AGREEMENT


THIS AGREEMENT is made this 1st day of June , 2000, by and between THE DROVERS & MECHANICS BANK, a state-chartered bank located in York, Pennsylvania (the "Company") and A. RICHARD PUGH (the "Executive").

                                   INTRODUCTION

To encourage the Executive to remain an employee of the Company, the Company is willing to provide to the Executive a bonus opportunity. The Company will pay the Executive's bonus from the Company's general assets.

                                     AGREEMENT

The Executive and the Company agree as follows:

                                     Article 1
                                    Definitions

     1.1 Definitions. Whenever used in this Agreement, the following words and phrases shall have the meanings specified:

          1.1.1 "Bonus" means only the cash bonus award paid to the Executive under this Agreement during a Plan Year and does not include any salary.

          1.1.2 "Change of Control" means the occurrence of any of the following:

              (A) the change in the Board of Directors of Target Company, during any twenty-four (24) month period ending on or after the date of this Agreement, if the individuals who were directors of Target Company at the beginning of the period cease during such period to constitute at least a majority of the Board of Directors;

              (B) the commencement of a tender offer or exchange offer by any entity, person or group (including any affiliates of such entity, person or group, by other than an affiliate of Company) for twenty-five percent (25%) or more of the outstanding voting power of all capital stock of Target Company;

              (C) the acquisition by any entity, person or group (including any affiliates of such entity, person or group) of beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, of Target Company capital stock entitled to twenty-five percent (25%) or more of the outstanding voting power of all capital stock of Target Company;

              (D) the effective time of the merger, consolidation, division, share exchange, or any other transaction or a series of transactions outside the ordinary course of business ("Business Combination"), as a result of which the holders of the outstanding voting capital stock of Target Company immediately prior to such Business Combination, excluding any shareholder who is a party to the Business Combination (other than Company) or is such party's affiliate as defined in the Securities Exchange Act of 1934, hold less than seventy-five percent (75%) of the voting capital stock of the surviving or resulting corporation; or

              (E) the transfer of substantially all of the Target Company's assets other than to a wholly owned subsidiary of Target Company.

          1.1.3 "Disability" means the Executive's inability to perform substantially all normal duties of an employee, as determined by the Company's Board of Directors in its sole discretion. As a condition to any benefits, the Company may require the Executive to submit to such physical or mental evaluations and tests as the Board of Directors deems appropriate.

          1.1.4 "Group Term Replacement Plan" means the Drovers & Mechanics Bank Group Term Replacement Plan, the split dollar life insurance program maintained by the Company under which the Executive is a Participant, the provisions of which are incorporated into this Agreement by reference.

          1.1.5 "Normal Retirement Age" means age 65 or the date of Termination of Employment if later.

          1.1.6 "Plan Year" means the calendar year. In the year of implementation, Plan Year shall mean the period from the date of this Agreement through December 31 of the same year.

          1.1.7  "Schedule A" means the Schedule attached hereto.

          1.1.8 "Target Company" means Drovers Bancshares Corporation or The Drovers & Mechanics Bank.

          1.1.9 "Termination of Employment" means that the Executive ceases to be employed by the Company for any reason whatsoever other than by reason of a leave of absence which is approved by the Company.

          1.1.10 "Vested Insurance Benefit" means the continuation of life insurance coverage under the Group Term Replacement Plan.

          1.1.11 "Years of Service" means total years of employment with the Company including any approved leaves of absences.


                                     Article 2
                                    Bonus Award

     2.1 Bonus Eligibility. If the Executive's Termination of Employment occurs anytime after one of the following events:

          2.1.1  On or after Normal Retirement age;

          2.1.2 On or after achieving a combination of 70 when age and Years of Service are combined;

          2.1.3  Disability;

          2.1.4  Following a Change of Control; or

          2.1.5 Upon Executive acquiring a Vested Insurance Benefit under the Company Group Term Replacement Plan, the Executive shall be eligible for a cash Bonus as described in Section 2.2. The purpose of the Bonus is to reimburse a portion or all of the tax costs associated with one or more split dollar life insurance policies maintained under the Group Term Replacement Plan.

     2.2 Bonus Amount. If the Executive is eligible for a Bonus Award pursuant to Section 2.1, the Company shall pay the Bonus annually commencing at age 65 as set forth on Schedule A. The Company shall pay such Bonus award prior to December 31 of the applicable Plan Year.

                                     Article 3
                               General Limitations

     Notwithstanding any provisions of the Plan to the contrary, the Company shall discontinue payment of the Bonus award under this Agreement upon any of the following:

          (a)  The death of the Executive;

          (b) The termination of the Executive's split dollar insurance benefit under the Group Term Replacement Plan; or

          (c)  The termination of this Agreement pursuant to Article 4.

                                     Article 4
                           Amendments and Termination

     This Agreement may be amended or terminated by the Company at any time, provided however, if Executive acquires a Vested Insurance Benefit under the Group Term Replacement Plan, this Agreement may only be amended or terminated by a written agreement signed by the Company and the Executive.


                                     Article 5
                                   Miscellaneous

     5.1 Binding Effect. This Agreement shall bind the Executive and the Company, and their beneficiaries, survivors, executors, administrators and transferees.

     5.2 No Guarantee of Employment. This Agreement is not a contract for employment. It does not give the Executive the right to remain an employee of the Company, nor does it interfere with the shareholders' rights to replace the Executive. It also does not require the Executive to remain an employee nor interfere with the Executive's right to terminate employment at any time.

     5.3 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

     5.4 Tax Withholding. The Company shall withhold any taxes that are required to be withheld from the Bonus award provided under this Agreement.

     5.5 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of the Commonwealth of Pennsylvania, except to the extent preempted by the laws of the United States of America.

     5.6 Reorganization. The Company shall not merge or consolidate into or with another company, or reorganize, or sell substantially all of its assets to another company, firm, or person unless such succeeding or continuing company, firm, or person agrees to assume and discharge the obligations of the Company under this Agreement.

     5.7 Right of Offset. The Company shall have the right to offset the Bonus award against any unpaid obligation the Executive may have with the Company.

     5.8 Entire Agreement. This Agreement constitutes the entire agreement between the Company and the Executive as to the subject matter hereof. No rights are granted to the Executive by virtue of this Agreement other than those specifically set forth herein.

     5.9 Administration. The Company shall have powers which are necessary to administer this Agreement, including but not limited to:

          (a)  Interpreting the provisions of the Agreement; and

          (b)  Maintaining a record of Bonus award payments.

     5.10 Facility of Payment. If the Executive is declared to be incompetent, or incapable of handling the disposition of his or her property, the Company may pay such benefit to the duly appointed guardian, legal representative or person having the care or custody of the Executive. The Company may require proof of incompetence, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Company from all liability with respect to such benefit.

     5.11 Unfunded Arrangement. The Executive and beneficiary are general unsecured creditors of the Company for the payment of benefits under this Agreement. The benefits represent the mere promise by the Company to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors.


IN WITNESS WHEREOF, the Executive and a duly authorized Company officer have signed this Agreement.


EXECUTIVE:                              COMPANY:
                                        THE DROVERS & MECHANICS BANK


__________________________              By:________________________________
A. Richard Pugh
                                        Title:______________________________

     By execution hereof, The Drovers Bancshares Corporation consents to and agrees to be bound by the terms and condition of this Agreement.
ATTEST:                              CORPORATION:
                                     THE DROVERS BANCSHARES
                                     CORPORATION

                                     By:________________________________

                                     TITLE:_____________________________

                                 SCHEDULE A
                                     TO
                        THE DROVERS & MECHANICS BANK
                          EXECUTIVE BONUS AGREEMENT
                                     FOR
                               A. RICHARD PUGH


                      Attained Age        Bonus Award Amount
                          65                    $899
                          66                    $995
                          67                  $1,089
                          68                  $1,186
                          69                  $1,282
                          70                  $1,457
                          71                  $1,631
                          72                  $1,811
                          73                  $1,980
                          74                  $2,157
                          75                  $2,446
                          76                  $2,736
                          77                  $3,025
                          78                  $3,329
                          79                  $3,608
                          80                  $3,760
                          81                  $4,136

                                     Exhibit 10(h)
                            THE DROVERS & MECHANICS BANK
                           SALARY CONTINUATION AGREEMENT

     THIS AGREEMENT is made effective this 3rd day of April
2000, by and between THE DROVERS & MECHANICS BANK, a state-chartered bank located in York, Pennsylvania (the "Company") and NAMED EXECUTIVE (the "Executive").

                                     INTRODUCTION

     To encourage the Executive to remain an employee of the Company, the Company is willing to provide salary continuation benefits to the Executive. The Company will pay the benefits from its general assets.

                                     AGREEMENT

     The Executive and the Company agree as follows:

                                     Article 1
                                   Definitions

     1.1 Definitions. Whenever used in this Agreement, the following words and phrases shall have the meanings specified:

          1.1.1  "Change of Control" shall mean any one of the following events:

              (A) the change in the Board of Directors of Target Company, during any twenty-four (24) month period ending on or after the date of this Agreement, if the individuals who were directors of Target Company at the beginning of the period cease during such period to constitute at least a majority of the Board of Directors;

              (B) the commencement of a tender offer or exchange offer by any entity, person or group (including any affiliates of such entity, person or group, by other than an affiliate of Company) for twenty-five percent (25%) or more of the outstanding voting power of all capital stock of Target Company;

              (C) the acquisition by any entity, person or group (including any affiliates of such entity, person or group) of beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, of Target Company capital stock entitled to twenty-five percent (25%) or more of the outstanding voting power of all capital stock of Target Company;

              (D) the effective time of the merger, consolidation, division, share exchange, or any other transaction or a series of transactions outside the ordinary course of business ("Business Combination"), as a result of which the holders of the outstanding voting capital stock of Target Company immediately prior to such Business Combination, excluding any shareholder who is a party to the Business Combination (other than Company) or is such party's affiliate as defined in the Securities Exchange Act of 1934, hold less than seventy-five percent (75%) of the voting capital stock of the surviving or resulting corporation; or

              (E) the transfer of substantially all of the Target Company's assets other than to a wholly owned subsidiary of Target Company.

          1.1.2  "Code" means the Internal Revenue Code of 1986, as amended.

          1.1.3 "Disability" means the Executive suffering a sickness, accident or injury which, in the judgment of a physician satisfactory to the Company, prevents the Executive from performing substantially all of the Executive's normal duties for the Company. As a condition to any benefits, the Company may require the Executive to submit to such physical or mental evaluations and tests as the Company's Board of Directors deems appropriate.

          1.1.4 "Early Termination" means the Termination of Employment before Normal Retirement Age for reasons other than death, Disability, Termination for Cause or following a Change of Control.

          1.1.5 "Early Termination Date" means the month, day and year in which Early Termination occurs.

          1.1.6  "Normal Retirement Age" means the Executive's 65th birthday.

          1.1.7 "Normal Retirement Date" means the later of: (1) the Normal Retirement Age; or (2) Termination of Employment.

          1.1.8 "Plan Year" means each twelve-month period commencing with the effective date of this Agreement.

          1.1.9 "Target Company" means Drovers Bancshares Corporation or The Drovers & Mechanics Bank.

          1.1.10 "Termination for Cause" means that the Company has terminated the Executive's employment for any of the following reasons:

              (A) the Executive's willful engagement in gross misconduct that is materially injurious to Company;

              (B) excessive alcohol or drug abuse by the Executive which continually and materially interferes with the Executive's ability to perform the duties of his title.

              (C) the Executive's conviction or plea of nolo contendere of a crime involving fraud, misappropriation, embezzlement or other violation of the law of like nature or severity;

              (D) the voluntary filing or application by the Executive for relief in bankruptcy or other moratorium law, or for the appointment of a receiver, trustee or liquidator, or the making by the Executive of a general assignment of all his assets for the benefit of creditors, which is not dismissed within sixty (60) days, unless any such action or event is attributable to a judgment rendered against the Executive arising out of his charitable or civic activities; or

              (E) the Executive's willful failure to perform the duties of his title in a manner generally consistent with his past service.

          1.1.11 "Termination of Employment" means that the Executive ceases to be employed by the Company for any reason whatsoever other than by reason of a leave of absence which is approved by the Company.

                                     Article 2
                                  Lifetime Benefits
     2.1 Normal Retirement Benefit. Upon Executive's Termination of Employment on or after the Normal Retirement Age for reasons other than death, the Company shall pay to the Executive the benefit described in this Section 2.1 in lieu of any other benefit under this Agreement.

          2.1.1 Amount of Benefit. The annual Normal Retirement Benefit under this Section 2.1 is $XXX,XXX (See Exhibit A). The Company may increase the annual benefit under this Section 2.1 at the sole and absolute discretion of the Company's Board of Directors. Any increase in the annual benefit shall require the recalculation of all the amounts on Schedule A attached hereto. The annual benefit amounts on Schedule A are calculated by amortizing the annual normal retirement benefit using the interest method of accounting, a 7.00% discount rate, monthly compounding and monthly payments.

          2.1.2 Payment of Benefit. The Company shall pay the annual benefit to the Executive in 12 equal monthly installments payable on the first day of each month commencing with the month following the Executive's Normal Retirement Date and continuing for 179 additional months.

     2.2 Early Termination Benefit. Upon Early Termination, the Company shall pay to the Executive the benefit described in this Section 2.2 in lieu of any other benefit under this Agreement.

          2.2.1 Amount of Benefit. The annual benefit under this Section 2.2 is the Early Termination Annual Benefit set forth in Schedule A for the Plan Year ending immediately prior to the Early Termination Date.

          2.2.2 Payment of Benefit. The Company shall pay the annual benefit to the Executive in 12 equal monthly installments payable on the first day of each month commencing with the month following the Executive's Normal Retirement Age and continuing for 179 additional months.

          2.2.3 Benefit Increases. Commencing on the first anniversary of the first benefit payment, and continuing on each subsequent anniversary, the Company's Board of Directors, in its sole discretion, may increase the benefit.

     2.3 Disability Benefit. If the Executive terminates employment due to Disability prior to Normal Retirement Age, the Company shall pay to the Executive the benefit described in this Section 2.3 in lieu of any other benefit under this Agreement.

          2.3.1 Amount of Benefit. The annual benefit under this Section 2.3 is the Disability Benefit amount set forth in Schedule A for the Plan Year ending immediately prior to the date in which Termination of Employment due to Disability occurs.

          2.3.2 Payment of Benefit. The Company shall pay the annual benefit to the Executive in 12 equal monthly installments commencing within 90 days after the date of the Executive's Termination of Employment due to Disability and continuing for 179 additional months.

          2.3.3 Benefit Increases. Benefit payments may be increased as provided in Section 2.2.3.

     2.4 Change of Control Benefit. If the Executive is in the active service of the Company at the time of a Change of Control, the Company shall pay to the Executive the benefit described in this Section 2.4 in lieu of any other benefit under this Agreement.

          2.4.1 Amount of Benefit. The annual benefit under this Section 2.4 is the Normal Retirement Benefit described in Section 2.1.1.

          2.4.2 Payment of Benefit. The Company shall pay the annual benefit to the Executive in 12 equal monthly installments payable on the first day of each month commencing with the month following Normal Retirement Age and continuing for 179 additional months.

          2.4.3 Benefit Increases. Benefit payments may be increased as provided in Section 2.2.3.

          2.4.4 Rabbi Trust. In the event of a Change of Control, the Company shall, in accordance with the terms of the Rabbi Trust, established by the Company November 14, 1995, and as amended from time to time, contribute thereto an amount sufficient to fund the benefit as described in this
     Section 2.4.4, said contribution to be determined as set forth in Section 1(e) of the Rabbi Trust.

                                     Article 3
                                   Death Benefits

     3.1 Death During Active Service. If the Executive dies while in the active service of the Company, the Company shall pay to the Executive's beneficiary the benefit described in this Section 3.1. This benefit shall be paid in lieu of Article 2, Lifetime Benefits.

          3.1.1 Amount of Benefit. The death benefit under this Section 3.1 shall be an amount which is equal to the Normal Retirement Benefit described in Section 2.1.1.

          3.1.2 Payment of Benefit. The Company shall pay the death benefit to the beneficiary in 12 equal monthly installments payable on the first day of each month commencing with the month following the Executive's death and continuing for 179 additional months.

     3.2 Death During Benefit Period. If the Executive dies after the benefit payments have commenced under this Agreement but before receiving all such payments, the Company shall pay the remaining benefits to the Executive's beneficiary at the same time and in the same amounts they would have been paid to the Executive had the Executive survived.

     3.3 Death Following Termination of Employment But Before Benefits Commence. If the Executive is entitled to benefits under this Agreement, but dies prior to receiving said benefits, the Company shall pay to the Executive's beneficiary the same benefits, in the same manner, they would have been paid to the Executive had the Executive survived; however, said benefit payments will commence beginning with the first day of the month following Executive's death.

     3.4 Suicide or Misstatement. Notwithstanding any provision of this Agreement to the contrary, no death benefits shall be payable if the Executive commits suicide within two years after the date of this Agreement, or if pursuant to any insurance policy purchased and owned by the Company in which Executive is the insured and Company is the beneficiary, the third party insurer denies payment of proceeds to the Company for material misstatements of fact made by the Executive on any application for life insurance. Provided, however that the Company shall evaluate the reason for the denial, and upon advice of legal counsel and in its sole discretion, consider judicially challenging any denial.

                                     Article 4
                                   Beneficiaries

     4.1 Beneficiary Designations. The Executive shall designate a beneficiary by filing a written designation with the Company. The Executive may revoke or modify the designation at any time by filing a new designation. However, designations will only be effective if signed by the Executive and accepted by the Company during the Executive's lifetime. If the Executive dies without a valid beneficiary designation, all payments shall be made to the Executive's estate.

     4.2 Facility of Payment. If a benefit is payable to a minor, to a person declared incapacitated, or to a person incapable of handling the disposition of his or her property, the Company may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incapacitated person or incapable person. The Company may require proof of incapacity, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Company from all liability with respect to such benefit.

                                     Article 5
                                General Limitations

     5.1 Excess Parachute or Golden Parachute Payment. Notwithstanding any provision of this Agreement to the contrary, the Company shall not pay any benefit under this Agreement to the extent the benefit would be a prohibited golden parachute payment pursuant to 12 C.F.R. 357.2 and for which the appropriate federal banking agency has not given written consent to pay pursuant to 12 C.F.R. 359.4.

     5.2 Termination for Cause. Notwithstanding any provision of this Agreement to the contrary, the Company shall not pay any benefit under this Agreement and Executive shall forfeit any right to benefits under this Agreement if Executive's Termination of Employment is pursuant to a Termination for Cause.

     5.3 Removal. Notwithstanding any provision of this Agreement to the contrary, the Company shall not pay any benefit under this Agreement if the Executive is subject to a final removal or prohibition order issued by an appropriate federal banking agency pursuant to Section 8(e) of the Federal Deposit Insurance Act.

     5.4 Competition After Termination of Employment. Notwithstanding any provision of this Agreement to the contrary, no benefits shall be payable if the Executive, without the prior written consent of the Company, violates the following described restrictive covenants.

          5.4.1 Non-compete Benefit Forfeiture Provision. Executive shall forfeit his or her rights to any benefit payments or any remaining benefit payments, as applicable, under this Agreement if, Executive for a period of ten (10) years after termination either directly or indirectly, either as an individual or as a proprietor, stockholder, partner, officer, director, employee, agent, consultant or independent contractor of any individual, partnership, corporation or other entity (excluding an ownership interest of one percent (1%) or less in the stock of a publicly traded company):

            (i) becomes employed by, participates in, or becomes connected in any manner with the ownership, management, operation or control of any bank, savings and loan or other similar financial institution if the Executive's responsibilities will include providing banking or other financial services in York County or within fifty (50) miles of any office maintained by the Company as of the date of the termination of the Executive's employment; or

            (ii) participates in any way in hiring or otherwise engaging, or assisting any other person or entity in hiring or otherwise engaging, on a temporary, part-time or permanent basis, any individual who was employed by the Company during the twelve
                  (12) month period immediately prior to the termination of the Executive's employment; or

            (iii) assists, advises, or serves in any capacity, representative or otherwise, any third party in any action against the Company or transaction involving the Company; or

            (iv) sells, offers to sell, provides banking or other financial services, assist any other person in selling or providing banking or other financial services, or solicit or otherwise competes for, either directly or indirectly, any orders, contract, or accounts for services of a kind or nature like or substantially similar to the services performed or products sold by the Company (the preceding hereinafter referred to as "Services"), to or from any person or entity from whom the Executive or the Company provided banking or other financial services, sold, offered to sell or solicited orders, contracts or accounts for Services during the twelve (12) month period immediately prior to the termination of the Executive's employment; or

            (v) divulges, discloses, or communicates to others in any manner whatsoever, any confidential information of the Company, including, but not limited to, the names and addresses of customers of the Company, as they may have existed from time to time or of any of the Company's prospective customers, work performed or services rendered for any customer, any method and/or procedures relating to projects or other work developed for the Company, earnings or other information concerning the Company. The restrictions contained in this subparagraph (v) apply to all information regarding the Company, regardless of the source who provided or compiled such information. Notwithstanding anything to the contrary, the terms of this subparagraph (v) shall not be limited to the ten (10) year restriction set forth above and all information referred to herein shall not be disclosed unless and until it becomes known to the general public from sources other than the Executive.

          5.4.2  The non-compete benefit suspension provisions detailed in
     Section 5.4.1, excluding Section 5.4.1(v) shall not be enforceable following a Change of Control.

                                     Article 6
                               Claims and Review Procedures

     6.1 Claims Procedure. The Company shall notify any person or entity that makes a claim against the Agreement (the "Claimant") in writing, within ninety
(90) days of Claimant's written application for benefits, of his or her eligibility or noneligibility for benefits under the Agreement. If the Company determines that the Claimant is not eligible for benefits or full benefits, the notice shall set forth (1) the specific reasons for such denial, (2) a specific reference to the provisions of the Agreement on which the denial is based, (3) a description of any additional information or material necessary for the Claimant to perfect his or her claim, and a description of why it is needed, and (4) an explanation of the Agreement's claims review procedure and other appropriate information as to the steps to be taken if the Claimant wishes to have the claim reviewed. If the Company determines that there are special circumstances requiring additional time to make a decision, the Company shall notify the Claimant of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional ninety-day period.

     6.2 Review Procedure. If the Claimant is determined by the Company not to be eligible for benefits, or if the Claimant believes that he or she is entitled to greater or different benefits, the Claimant shall have the opportunity to have such claim reviewed by the Company by filing a petition for review with the Company within sixty (60) days after receipt of the notice issued by the Company. Said petition shall state the specific reasons which the Claimant believes entitle him or her to benefits or to greater or different benefits. Within sixty (60) days after receipt by the Company of the petition, the Company shall afford the Claimant (and counsel, if any) an opportunity to present his or her position to the Company orally or in writing, and the Claimant (or counsel) shall have the right to review the pertinent documents. The Company shall notify the Claimant of its decision in writing within the sixty-day period, stating specifically the basis of its decision, written in a manner calculated to be understood by the Claimant and the specific provisions of the Agreement on which the decision is based. If, because of the need for a hearing, the sixty-day period is not sufficient, the decision may be deferred for up to another sixty-day period at the election of the Company, but notice of this deferral shall be given to the Claimant.

                                     Article 7
                               Amendments and Termination

     This Agreement may be amended or terminated only by a written agreement signed by the Company and the Executive.

                                     Article 8
                                   Miscellaneous

     8.1 Binding Effect. This Agreement shall bind the Executive and the Company, and their beneficiaries, survivors, executors, successors, administrators and transferees.

     8.2 No Guarantee of Employment. This Agreement is not an employment policy or contract. It does not give the Executive the right to remain an employee of the Company, nor does it interfere with the Company's right to discharge the Executive. It also does not require the Executive to remain an employee nor interfere with the Executive's right to terminate employment at any time.

     8.3 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

     8.4 Tax Withholding. The Company shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

     8.5 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of the Commonwealth of Pennsylvania, except to the extent preempted by the laws of the United States of America.

     8.6 Unfunded Arrangement. The Executive and beneficiary are general unsecured creditors of the Company for the payment of benefits under this Agreement. The benefits represent the mere promise by the Company to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors. Any insurance on the Executive's life is a general asset of the Company to which the Executive and beneficiary have no preferred or secured claim.

     8.7 Recovery of Estate Taxes. If the Executive's gross estate for federal estate tax purposes includes any amount determined by reference to and on account of this Agreement, and if the beneficiary is other than the Executive's estate, then the Executive's estate shall be entitled to recover from the beneficiary receiving such benefit under the terms of the Agreement, an amount by which the total estate tax due by the Executive's estate, exceeds the total estate tax which would have been payable if the value of such benefit had not been included in the Executive's gross estate. If there is more than one person receiving such benefit, the right of recovery shall be against each such person. In the event the beneficiary has a liability hereunder, the beneficiary may petition the Company for a lump sum payment in an amount not to exceed the beneficiary's liability hereunder.

     8.8 Entire Agreement. This Agreement constitutes the entire agreement between the Company and the Executive as to the subject matter hereof. No rights are granted to the Executive by virtue of this Agreement other than those specifically set forth herein.

     8.9 Administration. The Company shall have powers which are necessary to administer this Agreement, including but not limited to:

          8.9.1  Interpreting the provisions of the Agreement;
          8.9.2 Establishing and revising the method of accounting for the Agreement;
          8.9.3  Maintaining a record of benefit payments; and
          8.9.4 Establishing rules and prescribing any forms necessary or desirable to administer the Agreement.

     IN WITNESS WHEREOF, the Executive and a duly authorized Company officer have signed this Agreement.

EXECUTIVE:                           COMPANY:
                                     THE DROVERS & MECHANICS BANK


___________________________          By:________________________________
Named Executive
                                     Title:_____________________________



     By execution hereof, The Drovers Bancshares Corporation consents to and agrees to be bound by the terms and condition of this Agreement.



ATTEST:                              CORPORATION:
                                     THE DROVERS BANCSHARES
                                     CORPORATION

                                     By:________________________________

                                     Title:_____________________________

                                  SCHEDULE A
                           THE DROVERS & MECHANICS BANK
                           SALARY CONTINUATION AGREEMENT

                                LIFETIME BENEFITS

                                Debra A. Goodling


                                 Early                      Change of
                               Termination     Disability     Control
 Plan   Vesting    Accrued    Annual Benefit Annual Benefit Annual Benefit
 Year   Schedule   Benefit         (1)            (2)          (1)


   1     100.00%  $   19,152    $ 10,286        $  2,066      $124,000
   2     100.00%  $   39,688    $ 19,879        $  4,281      $124,000
   3     100.00%  $   61,709    $ 28,825        $  6,656      $124,000
   4     100.00%  $   85,322    $ 37,168        $  9,203      $124,000
   5     100.00%  $  110,641    $ 44,948        $ 11,934      $124,000
   6     100.00%  $  137,792    $ 52,204        $ 14,862      $124,000
   7     100.00%  $  166,904    $ 58,970        $ 18,002      $124,000
   8     100.00%  $  198,122    $ 65,281        $ 21,369      $124,000
   9     100.00%  $  231,596    $ 71,166        $ 24,980      $124,000
  10     100.00%  $  267,489    $ 76,654        $ 28,851      $124,000
  11     100.00%  $  305,978    $ 81,773        $ 33,003      $124,000
  12     100.00%  $  347,249    $ 86,546        $ 37,454      $124,000
  13     100.00%  $  391,504    $ 90,997        $ 42,227      $124,000
  14     100.00%  $  438,957    $ 95,149        $ 47,346      $124,000
  15     100.00%  $  489,841    $ 99,020        $ 52,834      $124,000
  16     100.00%  $  544,404    $102,631        $ 58,719      $124,000
  17     100.00%  $  602,911    $105,998        $ 65,030      $124,000
  18     100.00%  $  665,647    $109,138        $ 71,796      $124,000
  19     100.00%  $  732,918    $112,066        $ 79,052      $124,000
  20     100.00%  $  805,053    $114,797        $ 86,833      $124,000
  21     100.00%  $  882,402    $117,344        $ 95,175      $124,000
  22     100.00%  $  965,343    $119,719        $104,121      $124,000
  23     100.00%  $1,054,279    $121,934        $113,714      $124,000
  24     100.00%  $1,149,645    $124,000        $124,000      $124,000

(1)  Payments commence at Normal Retirement Age
(2)  Payments commence at Termination of Employment

                                     SCHEDULE A
                            THE DROVERS & MECHANICS BANK
                           SALARY CONTINUATION AGREEMENT

                                 LIFETIME BENEFITS

                                  Michael J. Groft

                                 Early                      Change of
                               Termination     Disability     Control
 Plan   Vesting    Accrued    Annual Benefit Annual Benefit Annual Benefit
 Year   Schedule   Benefit         (1)            (2)          (1)


   1     100.00%  $   22,718    $  9,229        $  2,450      $103,000
   2     100.00%  $   37,078    $ 17,836        $  5,078      $103,000
   3     100.00%  $   73,199    $ 25,863        $  7,895      $103,000
   4     100.00%  $  101,208    $ 33,348        $ 10,916      $103,000
   5     100.00%  $  131,242    $ 40,329        $ 14,156      $103,000
   6     100.00%  $  163,447    $ 46,839        $ 17,629      $103,000
   7     100.00%  $  197,980    $ 52,910        $ 21,354      $103,000
   8     100.00%  $  235,010    $ 58,572        $ 25,348      $103,000
   9     100.00%  $  274,717    $ 63,853        $ 29,631      $103,000
  10     100.00%  $  317,294    $ 68,777        $ 34,223      $103,000
  11     100.00%  $  362,949    $ 73,369        $ 39,147      $103,000
  12     100.00%  $  411,904    $ 77,652        $ 44,428      $103,000
  13     100.00%  $  464,398    $ 81,646        $ 50,090      $103,000
  14     100.00%  $  520,687    $ 85,371        $ 56,161      $103,000
  15     100.00%  $  581,046    $ 88,844        $ 62,671      $103,000
  16     100.00%  $  645,767    $ 92,084        $ 69,652      $103,000
  17     100.00%  $  715,168    $ 95,105        $ 77,138      $103,000
  18     100.00%  $  789,585    $ 97,922        $ 85,164      $103,000
  19     100.00%  $  869,382    $100,550        $ 93,771      $103,000
  20     100.00%  $  954,947    $114,797        $103,000      $103,000

(1)  Payments commence at Normal Retirement Age
(2)  Payments commence at Termination of Employment

                                      SCHEDULE A
                              THE DROVERS & MECHANICS BANK
                             SALARY CONTINUATION AGREEMENT

                                  LIFETIME BENEFITS

                              Michael E. Kochenour

                                  Early                      Change of
                               Termination     Disability     Control
 Plan   Vesting    Accrued    Annual Benefit Annual Benefit Annual Benefit
 Year   Schedule   Benefit         (1)            (2)          (1)


   1     100.00%  $   19,740    $  6,975        $  2,129      $74,000
   2     100.00%  $   40,906    $ 13,479        $  4,412      $74,000
   3     100.00%  $   63,603    $ 19,544        $  6,860      $74,000
   4     100.00%  $   87,941    $ 25,201        $  9,485      $74,000
   5     100.00%  $  114,037    $ 30,476        $ 12,300      $74,000
   6     100.00%  $  142,021    $ 35,396        $ 15,318      $74,000
   7     100.00%  $  172,027    $ 39,984        $ 18,555      $74,000
   8     100.00%  $  204,203    $ 44,263        $ 22,025      $74,000
   9     100.00%  $  238,704    $ 48,253        $ 25,746      $74,000
  10     100.00%  $  275,700    $ 51,975        $ 29,737      $74,000
  11     100.00%  $  315,370    $ 55,445        $ 34,016      $74,000
  12     100.00%  $  357,908    $ 58,682        $ 38,604      $74,000
  13     100.00%  $  403,521    $ 61,700        $ 43,524      $74,000
  14     100.00%  $  452,431    $ 64,515        $ 48,799      $74,000
  15     100.00%  $  504,877    $ 67,140        $ 54,456      $74,000
  16     100.00%  $  561,114    $ 69,588        $ 60,521      $74,000
  17     100.00%  $  621,416    $ 71,871        $ 67,026      $74,000
  18     100.00%  $  686,078    $ 74,000        $ 74,000      $74,000






(1)  Payments commence at Normal Retirement Age
(2)  Payments commence at Termination of Employment

                                      SCHEDULE A
                            THE DROVERS & MECHANICS BANK
                            SALARY CONTINUATION AGREEMENT

                                  LIFETIME BENEFITS

                                     Shawn Stine


                                 Early                      Change of
                               Termination     Disability     Control
 Plan   Vesting    Accrued    Annual Benefit Annual Benefit Annual Benefit
 Year   Schedule   Benefit         (1)            (2)          (1)


   1     100.00%  $   12,878    $  5,610        $  1,389      $64,000
   2     100.00%  $   26,688    $ 10,842        $  2,879      $64,000
   3     100.00%  $   41,496    $ 15,721        $  4,476      $64,000
   4     100.00%  $   57,374    $ 20,271        $  6,188      $64,000
   5     100.00%  $   74,400    $ 24,515        $  8,025      $64,000
   6     100.00%  $   92,657    $ 28,472        $  9,994      $64,000
   7     100.00%  $  112,234    $ 32,163        $ 12,105      $64,000
   8     100.00%  $  133,226    $ 35,605        $ 14,370      $64,000
   9     100.00%  $  155,735    $ 38,814        $ 16,797      $64,000
  10     100.00%  $  179,871    $ 41,808        $ 19,401      $64,000
  11     100.00%  $  205,753    $ 44,599        $ 22,192      $64,000
  12     100.00%  $  233,505    $ 47,202        $ 25,186      $64,000
  13     100.00%  $  263,264    $ 49,630        $ 28,395      $64,000
  14     100.00%  $  295,174    $ 51,895        $ 31,837      $64,000
  15     100.00%  $  329,290    $ 53,990        $ 35,517      $64,000
  16     100.00%  $  366,081    $ 55,975        $ 39,485      $64,000
  17     100.00%  $  405,423    $ 57,812        $ 43,729      $64,000
  18     100.00%  $  447,610    $ 59,524        $ 48,279      $64,000
  19     100.00%  $  492,846    $ 61,121        $ 53,158      $64,000
  20     100.00%  $  541,352    $ 62,611        $ 58,390      $64,000
  21     100.00%  $  593,365    $ 64,000        $ 64,000      $64,000

(1)  Payments commence at Normal Retirement Age
(2)  Payments commence at Termination of Employment

                                   Exhibit 10(i)

                              THE DROVERS & MECHANICS BANK
                                EXECUTIVE BONUS AGREEMENT


     THIS AGREEMENT is made this 1st day of June 2000, by and between THE DROVERS & MECHANICS BANK, a state-chartered bank located in York, Pennsylvania (the "Company") and NAMED EXECUTIVE (the "Executive").

                                     INTRODUCTION

     To encourage the Executive to remain an employee of the Company, the Company is willing to provide to the Executive a bonus opportunity. The Company will pay the Executive's bonus from the Company's general assets.

                                     AGREEMENT

     The Executive and the Company agree as follows:

                                     Article 1
                                   Definitions

     1.1 Definitions. Whenever used in this Agreement, the following words and phrases shall have the meanings specified:

          1.1.1 "Bonus" means only the cash bonus award paid to the Executive under this Agreement during a Plan Year and does not include any salary.

          1.1.2 "Change of Control" means the occurrence of any of the following:

              (A) the change in the Board of Directors of Target Company, during any twenty-four (24) month period ending on or after the date of this Agreement, if the individuals who were directors of Target Company at the beginning of the period cease during such period to constitute at least a majority of the Board of Directors;

              (B) the commencement of a tender offer or exchange offer by any entity, person or group (including any affiliates of such entity, person or group, by other than an affiliate of Company) for twenty-five percent (25%) or more of the outstanding voting power of all capital stock of Target Company;

              (C) the acquisition by any entity, person or group (including any affiliates of such entity, person or group) of beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, of Target Company capital stock entitled to twenty-five percent (25%) or more of the outstanding voting power of all capital stock of Target Company;

              (D) the effective time of the merger, consolidation, division, share exchange, or any other transaction or a series of transactions outside the ordinary course of business ("Business Combination"), as a result of which the holders of the outstanding voting capital stock of Target Company immediately prior to such Business Combination, excluding any shareholder who is a party to the Business Combination (other than Company) or is such party's affiliate as defined in the Securities Exchange Act of 1934, hold less than seventy-five percent (75%) of the voting capital stock of the surviving or resulting corporation; or

              (E) the transfer of substantially all of the Target Company's assets other than to a wholly owned subsidiary of Target Company.

          1.1.3 "Disability" means the Executive's inability to perform substantially all normal duties of an employee, as determined by the Company's Board of Directors in its sole discretion. As a condition to any benefits, the Company may require the Executive to submit to such physical or mental evaluations and tests as the Board of Directors deems appropriate.

          1.1.4 "Group Term Replacement Plan" means the Drovers & Mechanics Bank Group Term Replacement Plan, the split dollar life insurance program maintained by the Company under which the Executive is a Participant, the provisions of which are incorporated into this Agreement by reference.

          1.1.5 "Normal Retirement Age" means age 65 or the date of Termination of Employment if later.

          1.1.6 "Plan Year" means the calendar year. In the year of implementation, Plan Year shall mean the period from the date of this Agreement through December 31 of the same year.

          1.1.7  "Schedule A" means the Schedule attached hereto.

          1.1.8 "Target Company" means Drovers Bancshares Corporation or The Drovers & Mechanics Bank.

          1.1.9 "Termination of Employment" means that the Executive ceases to be employed by the Company for any reason whatsoever other than by reason of a leave of absence which is approved by the Company.

          1.1.10 "Vested Insurance Benefit" means the continuation of life insurance coverage under the Group Term Replacement Plan.

          1.1.11 "Years of Service" means total years of employment with the Company including any approved leaves of absences.


                                     Article 2
                                    Bonus Award

     2.1 Bonus Eligibility. If the Executive's Termination of Employment occurs anytime after one of the following events:

          2.1.1  On or after Normal Retirement age;

          2.1.2 On or after achieving a combination of 70 when age and Years of Service are combined;

          2.1.3  Disability;

          2.1.4  Following a Change of Control; or

          2.1.5 Upon Executive acquiring a Vested Insurance Benefit under the Company Group Term Replacement Plan, the Executive shall be eligible for a cash Bonus as described in Section 2.2. The purpose of the Bonus is to reimburse a portion or all of the tax costs associated with one or more split dollar life insurance policies maintained under the Group Term Replacement Plan.

     2.2 Bonus Amount. If the Executive is eligible for a Bonus Award pursuant to Section 2.1, the Company shall pay the Bonus annually commencing at age 65 as set forth on Schedule A. The Company shall pay such Bonus award prior to December 31 of the applicable Plan Year.

                                     Article 3
                                 General Limitations

     Notwithstanding any provisions of the Plan to the contrary, the Company shall discontinue payment of the Bonus award under this Agreement upon any of the following:


          (a)  The death of the Executive;

          (b) The termination of the Executive's split dollar insurance benefit under the Group Term Replacement Plan; or

          (c)  The termination of this Agreement pursuant to Article 4.

                                     Article 4
                           Amendments and Termination

    This Agreement may be amended or terminated by the Company at any time, provided however, if Executive acquires a Vested Insurance Benefit under the Group Term Replacement Plan, this Agreement may only be amended or terminated by a written agreement signed by the Company and the Executive.


                                     Article 5
                                   Miscellaneous

     5.1 Binding Effect. This Agreement shall bind the Executive and the Company, and their beneficiaries, survivors, executors, administrators and transferees.

     5.2 No Guarantee of Employment. This Agreement is not a contract for employment. It does not give the Executive the right to remain an employee of the Company, nor does it interfere with the shareholders' rights to replace the Executive. It also does not require the Executive to remain an employee nor interfere with the Executive's right to terminate employment at any time.

     5.3 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

     5.4 Tax Withholding. The Company shall withhold any taxes that are required to be withheld from the Bonus award provided under this Agreement.

     5.5 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of the Commonwealth of Pennsylvania, except to the extent preempted by the laws of the United States of America.

     5.6 Reorganization. The Company shall not merge or consolidate into or with another company, or reorganize, or sell substantially all of its assets to another company, firm, or person unless such succeeding or continuing company, firm, or person agrees to assume and discharge the obligations of the Company under this Agreement.

     5.7 Right of Offset. The Company shall have the right to offset the Bonus award against any unpaid obligation the Executive may have with the Company.

     5.8 Entire Agreement. This Agreement constitutes the entire agreement between the Company and the Executive as to the subject matter hereof. No rights are granted to the Executive by virtue of this Agreement other than those specifically set forth herein.

     5.9 Administration. The Company shall have powers which are necessary to administer this Agreement, including but not limited to:

          (a)  Interpreting the provisions of the Agreement; and

         (b)  Maintaining a record of Bonus award payments.

     5.10 Facility of Payment. If the Executive is declared to be incompetent, or incapable of handling the disposition of his or her property, the Company may pay such benefit to the duly appointed guardian, legal representative or person having the care or custody of the Executive. The Company may require proof of incompetence, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Company from all liability with respect to such benefit.

     5.11 Unfunded Arrangement. The Executive and beneficiary are general unsecured creditors of the Company for the payment of benefits under this Agreement. The benefits represent the mere promise by the Company to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors.


     IN WITNESS WHEREOF, the Executive and a duly authorized Company officer have signed this Agreement.


EXECUTIVE:                           COMPANY:
                                     THE DROVERS & MECHANICS BANK


__________________________           By:________________________________
Named Executive
                                     Title:_____________________________


     By execution hereof, The Drovers Bancshares Corporation consents to and agrees to be bound by the terms and condition of this Agreement.


ATTEST:                              CORPORATION:
                                     THE DROVERS BANCSHARES
                                     CORPORATION

                                     By:________________________________

                                     TITLE:_____________________________

                                     SCHEDULE A
                                         TO
                             THE DROVERS & MECHANICS BANK
                               EXECUTIVE BONUS AGREEMENT
                                         FOR
                                  DEBRA A. GOODLING


              Attained Age           Bonus Award Amount

                   65                       $906
                   66                     $1,003
                   67                     $1,098
                   68                     $1,196
                   69                     $1,293
                   70                     $1,469
                   71                     $1,644
                   72                     $1,826
                   73                     $1,996
                   74                     $2,174
                   75                     $2,467
                   76                     $2,759
                   77                     $3,051
                   78                     $3,357
                   79                     $3,638
                   80                     $3,792

                                     SCHEDULE A
                                          TO
                             THE DROVERS & MECHANICS BANK
                               EXECUTIVE BONUS AGREEMENT
                                         FOR
                                  MICHAEL J. GROFT


              Attained Age           Bonus Award Amount

                   65                       $692
                   66                       $775
                   67                       $859
                   68                       $939
                   69                     $1,023
                   70                     $1,106
                   71                     $1,256
                   72                     $1,407
                   73                     $1,562
                   74                     $1,708
                   75                     $1,860
                   76                     $2,110
                   77                     $2,360
                   78                     $2,610

                                     SCHEDULE A
                                         TO
                              THE DROVERS & MECHANICS BANK
                               EXECUTIVE BONUS AGREEMENT
                                        FOR
                                  MICHAEL E. KOCHENOUR


             Attained Age           Bonus Award Amount

                   65                       $611
                   66                       $677
                   67                       $740
                   68                       $806
                   69                       $872
                   70                       $991
                   71                     $1,109
                   72                     $1,231
                   73                     $1,346
                   74                     $1,466
                   75                     $1,664
                   76                     $1,860
                   77                     $2,058
                   78                     $2,263

                                     SCHEDULE A
                                         TO
                              THE DROVERS & MECHANICS BANK
                               EXECUTIVE BONUS AGREEMENT
                                        FOR
                                     SHAWN STINE



             Attained Age           Bonus Award Amount

                   65                       $686
                   66                       $760
                   67                       $832
                   68                       $906
                   69                       $979
                   70                     $1,112
                   71                     $1,245
                   72                     $1,383
                   73                     $1,512
                   74                     $1,647
                   75                     $1,869
                   76                     $2,090
                   77                     $2,311
                   78                     $2,542