Form 10-Q
period 2000-09-30
DROVERS BANCSHARES CORP
filed 2000-11-14
CIK 703109

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Class / Outstanding at September 30, 2000

Common Stock / 5,071,891 Shares


Drovers Bancshares Corporation and Subsidiaries

CONTENTS
PART I Financial Information
ITEM 1. Financial Statements
Consolidated Statements of Condition	4
September 30, 2000 and December 31, 1999
Consolidated Statements of Income	5
Three Months Ended September 30, 2000 and 1999
Nine Months Ended September 30, 2000 and 1999
Consolidated Statements of Comprehensive Income	6
Three Months Ended September 30, 2000 and 1999
Nine Months Ended September 30, 2000 and 1999
Consolidated Statements of Cash Flows	7
Nine Months Ended September 30, 2000 and 1999
Notes to Consolidated Financial Statements	8
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	19
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

Exhibit 4 - Instruments Defining the Rights of Security Holders of Long-term debt of Drovers Bancshares Corporation and its subsidiaries are not filed as Exhibits because the amount of debt is less than 10 percent under each instrument of the consolidated assets of Drovers Bancshares Corporation. Drovers Bancshares Corporation undertakes to file these instruments with the Commission on request.

Exhibit 10(a) - Salary Continuation Plan, dated June 1, 2000, between The Drovers & Mechanics Bank and A. Richard Pugh (incorporated by reference to Exhibit 10(a) of the Drovers Bancshares Corporation Form 10-Q for the period ended June 30, 2000).

Exhibit 10(b) - Amended and restated Change of Control Agreement, dated June 30, 1999, among Drovers Bancshares Corporation, The Drovers & Mechanics Bank and A. Richard Pugh. (Incorporated by reference to Exhibit 10(b) of the Drovers Bancshares Corporation Form 10-Q for the period ended September 30, 1999).

Exhibit 10(c) - Form of Change of Control Agreement among Drovers Bancshares Corporation, The Drovers & Mechanics Bank and each of the following Executive Vice Presidents of the Company: Debra A. Goodling, Michael J. Groft, Michael E. Kochenour and Shawn A. Stine (incorporated by reference to Exhibit 10(c) of the Drovers Bancshares Corporation Form 10-K for the year ended December 31, 1998).

Exhibit 10(d) - The Drovers Bancshares Corporation 1995 Stock Option Plan. (Incorporated by reference to Exhibit 10(d) of the Drovers Bancshares Corporation Form 10-Q for the period ended June 30, 2000).

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

Exhibit 10(g) - Executive Bonus Agreement, dated September 1, 2000, between The Drovers & Mechanics Bank and A. Richard Pugh (Incorporated by reference to Exhibit 10(a) of the Drovers Bancshares Corporation Form 10-Q for the period ended June 30, 2000).

Exhibit 10(h) - Form of Salary Continuation Agreement among The Drovers & Mechanics Bank and each of the following Executive Vice Presidents of the Company: Debra A. Goodling, Michael J. Groft, Michael E. Kochenour and Shawn A. Stine (Incorporated by reference to Exhibit 10(a) of the Drovers Bancshares Corporation Form 10-Q for the period ended June 30, 2000).

Exhibit 10(i) - Form of Executive Bonus Agreement among The Drovers & Mechanics Bank and each of the following Executive Vice Presidents of the Company: Debra A. Goodling, Michael J. Groft, Michael E. Kochenour and Shawn A. Stine (Incorporated by reference to Exhibit 10(a) of the Drovers Bancshares Corporation Form 10-Q for the period ended June 30, 2000).

Exhibit 11 - Statements Regarding Computation of Per Share Earnings	8
Exhibit 27 - Financial Data Schedule
B. Drovers Bancshares Corporation did not file any reports on Form 8-K during the period reported.
SIGNATURES	20


Drovers Bancshares Corporation and Subsidiaries

PART I FINANCIAL INFORMATION

Consolidated Statements of Condition
	SEPT 30,	DEC 31,
(In thousands)	2000	1999
ASSETS
Cash and due from banks	$ 15,526	$ 20,571
Money market investments	505	767
Investment securities (fair value $212,595 and $213,152)	212,595	212,937
Loans (net of unearned income of $2,753 and $3,042)	490,671	460,201
Reserve for loan losses	4,303	3,908
Net loans	486,368	456,293
Bank premises and equipment	19,133	16,790
Other assets	21,181	12,750
TOTAL ASSETS	$755,308	$720,108

LIABILITIES
Deposits:
Noninterest-bearing	$ 55,760	$ 47,986
Interest-bearing	487,235	457,148
Total deposits	542,995	505,134
Federal funds purchased and securities sold under agreements to repurchase	50,965	55,238
Other borrowings	92,932	95,237
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	7,500	7,500
Other liabilities	7,034	5,799
TOTAL LIABILITIES	701,426	668,908

SHAREHOLDERS' EQUITY
Common stock -- no par, 15,000,000 shares authorized; issued and outstanding-5,071,891 shares in 2000 and 4,805,977 shares in 1999	44,655	40,852
Retained earnings	11,573	13,478
Accumulated other comprehensive income	(2,346)	(3,130)
TOTAL SHAREHOLDERS' EQUITY	53,882	51,200
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$755,308	$720,108

See notes to consolidated financial statements.


Drovers Bancshares Corporation and Subsidiaries

PART I FINANCIAL INFORMATION

Consolidated Statements of Income
	THREE MONTHS		NINE MONTHS
(In thousands, except per share data)	ENDED SEPT 30,		ENDED SEPT 30,
	2000	1999	2000	1999
INTEREST INCOME
Interest and fees on loans	$10,671	$ 8,892	$31,045	$25,421
Interest on deposits with banks	68	8	227	20
Interest and dividends on investment securities	3,565	2,977	10,597	8,185
Total interest income	14,304	11,877	41,869	33,626
INTEREST EXPENSE
Interest on deposits	6,068	4,624	17,075	13,396
Federal funds purchased and securities sold under agreements to repurchase	826	422	2,273	890
Interest on borrowed funds	1,628	1,165	4,996	3,027
Total interest expense	8,522	6,211	24,344	17,313
Net interest income	5,782	5,666	17,525	16,313
Provision for loan losses	401	213	4,603	1,064
Net interest income after provision for loan losses	5,381	5,453	12,922	15,249
OTHER INCOME
Investment services and trust income	386	362	1,187	1,036
Service charges on deposit accounts	537	496	1,544	1,417
Securities gains (losses)	(6)	0	(195)	67
Net gains on loan sales	137	104	327	653
Other	496	268	1,266	781
Total other income	1,550	1,230	4,129	3,954
OTHER EXPENSES
Salaries and employee benefits	2,425	2,346	7,285	6,711
Occupancy and premises	365	361	1,109	1,005
Furniture and equipment	410	354	1,192	1,033
Marketing	107	173	432	523
Supplies	104	167	324	422
Other taxes	119	107	354	324
Other	1,012	828	2,820	2,386
Total other expenses	4,542	4,336	13,516	12,404
Income (loss) before income taxes	2,389	2,347	3,535	6,799
Applicable income taxes expense	374	422	10	1,186
NET INCOME	$ 2,015	$ 1,925	$ 3,525	$ 5,613
PER SHARE DATA
Net income	$ 0.40	$ 0.39	$ 0.70	$ 1.14
Net income, assuming dilution	$ 0.40	$ 0.39	$ 0.69	$ 1.13
Dividends	$ 0.13	$ 0.12	$ 0.38	$ 0.34

See notes to consolidated financial statements.


Drovers Bancshares Corporation and Subsidiaries

PART I FINANCIAL INFORMATION

Consolidated Statements of Comprehensive Income
	THREE MONTHS		NINE MONTHS
(In thousands)	ENDED SEPT 30,		ENDED SEPT 30,
	2000	1999	2000	1999
Net income	$ 2,015	$ 1,925	$ 3,525	$ 5,613
Other comprehensive income:
Unrealized gains (losses) on securities arising during period	2,878	(619)	994	(3,897)
Reclassification adjustment for (gains) losses included in net income	6	0	194	(25)
Other comprehensive income (loss) before tax	2,884	(619)	1,188	(3,922)
Income taxes (benefits) related to other comprehensive income (loss)	981	(210)	404	(1,333)
Other comprehensive income (loss)	1,903	(409)	784	(2,589)
COMPREHENSIVE INCOME	$ 3,918	$ 1,516	$ 4,309	$ 3,024

See notes to consolidated financial statements.


Drovers Bancshares Corporation and Subsidiaries

PART I FINANCIAL INFORMATION

Consolidated Statements of Cash Flows
	NINE MONTHS
(In thousands)	ENDED SEPT 30,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,525	$ 5,613
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,417	1,129
Net amortization of investment security premiums	20	196
Provision for loan losses	4,603	1,064
Gain on sales/calls of securities held-to-maturity	(1)	(42)
(Gain) loss on sale of securities available-for-sale	196	(25)
Loans originated for sale	(18,094)	(45,364)
Proceeds from sales of loans	18,577	46,220
Gain on sale of loans	(327)	(653)
Loss on sale of fixed assets	2	0
(Gain) loss on sale of other real estate	19	(23)
Net deferred loan fees	(134)	(390)
Equity in loss of real estate ventures	189	207
Income from increase in cash surrender value of bank owned life insurance	(214)	0
Increase in interest/dividends receivable	(959)	(574)
Increase in interest payable	1,108	388
Increase in other assets	(7,620)	(340)
Increase (decrease) in other liabilities	78	(96)
Net cash (used in) provided by operating activities	2,385	7,310
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of securities held-to-maturity	1,725	11,945
Proceeds from sales and maturities of securities available-for-sale	35,859	28,021
Purchases of securities available-for-sale	(36,270)	(81,146)
Increase in net loans	(35,011)	(47,628)
Capital expenditures	(3,592)	(1,333)
Proceeds from sale of fixed assets	6	0
Net purchase of investment in unconsolidated subsidiaries	(305)	(194)
Proceeds from sale of other real estate	239	392
Net cash used in investing activities	(37,349)	(89,943)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	13,344	11,169
Net increase in certificates of deposit	24,518	19,573
Net increase (decrease) in federal funds purchased and repurchase agreements	(4,273)	17,799
Net increase (decrease) in other borrowings	(2,265)	30,008
Payments made for capital leases	(40)	(34)
Dividends paid	(1,940)	(1,663)
Proceeds from issuance of common stock	313	69
Net cash provided by financing activities	29,657	76,921
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(5,307)	(5,712)
CASH & CASH EQUIVALENTS AT JANUARY 1,	21,338	24,624
CASH & CASH EQUIVALENTS AT SEPT 30,	$16,031	$ 18,915

See notes to consolidated financial statements.


Drovers Bancshares Corporation and Subsidiaries

PART I FINANCIAL INFORMATION

Notes To Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements contain all adjustments (including normal recurring accruals) considered necessary to present fairly Drovers Bancshares Corporation's ("Drovers") financial position as of September 30, 2000 and December 31, 1999.

Operating results and changes in cash flows for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in Drovers' Annual Report for the year ended December 31, 1999.

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

Net income per share and net income per share, assuming dilution, were calculated as follows:
	THREE MONTHS		NINE MONTHS
	ENDED SEPT 30,		ENDED SEPT 30,
	2000	1999	2000	1999
Net income	$2,015	$1,925	$3,525	$5,613
Average shares outstanding	5,065	4,933	5,055	4,930
Effect of dilutive securities:
Stock options	27	52	31	55
Average shares outstanding, assuming dilution	5,092	4,985	5,086	4,985
Net income per share	$ 0.40	$ 0.39	$ 0.70	$ 1.14
Net income per share, assuming dilution	$ 0.40	$ 0.39	$ 0.69	$ 1.13

NOTE C - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities classified as available-for-sale as of September 30, 2000 are as follows:
		Gross	Gross
(In thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Treasury securities and obligations of US government corp and agencies	$ 15,466	$ 5	$ 271	$ 15,200
Obligations of states and political subdivisions	26,324	178	367	26,135
Corporate obligations	17,217	0	939	16,278
Mortgage-backed securities and collateralized mortgage obligations	132,891	340	1,994	131,237
Total debt securities	191,898	523	3,571	188,850
Equity securities	24,254	174	683	23,745
Total investment securities	$216,152	$697	$4,254	$212,595


Drovers Bancshares Corporation and Subsidiaries

PART I FINANCIAL INFORMATION

Notes To Consolidated Financial Statements (continued)

NOTE C - INVESTMENT SECURITIES

During the third quarter 2000, we adopted Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities. In conjunction with the adoption of the Statement, we reclassified $18,399,000 of securities from held-to-maturity to available-for-sale. The reclassification resulted in a $204,000 increase to the unrealized gains on investments and a $134,000 increase to accumulated other comprehensive income during the third quarter 2000.

The amortized cost and estimated fair value of investment securities classified as held-to-maturity as of December 31, 1999 are as follows:
		Gross	Gross
(In thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Treasury securities and obligations of US government corp and agencies	$ 1,491	$ 10	$ 0	$ 1,501
Obligations of states and political subdivisions	14,567	202	22	14,747
Mortgage-backed securities and collateralized mortgage obligations	5,298	42	17	5,323
Total investment securities	$21,356	$254	$39	$21,571

The amortized cost and estimated fair value of investment securities classified as available-for-sale as of December 31, 1999 are as follows:
		Gross	Gross
(In thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Treasury securities and obligations of US government corp and agencies	$ 16,472	$ 1	$ 438	$ 16,035
Obligations of states and political subdivisions	23,004	32	846	22,190
Corporate obligations	16,709	3	462	16,250
Mortgage-backed securities and collateralized mortgage obligations	116,105	202	2,784	113,523
Total debt securities	172,290	238	4,530	167,998
Equity securities	24,035	190	642	23,583
Total investment securities	$196,325	$428	$5,172	$191,581

For additional information, see pages 24-25 of Drovers' 1999 Annual Report.


Drovers Bancshares Corporation and Subsidiaries

PART I FINANCIAL INFORMATION

Notes To Consolidated Financial Statements (continued)

NOTE D - LOANS

Loans are comprised of the following as of September 30, 2000 and December 31, 1999:
	SEPT 30,	DEC 31,
(In thousands)	2000	1999
Commercial, financial and industrial loans	$121,267	$120,041
Real estate mortgage loans:
Real estate construction-related	26,252	18,846
Real estate mortgage loans secured by 1-4 family residential properties	148,996	140,139
Other real estate	165,077	150,341
Total real estate mortgage loans	340,325	309,326
Consumer loans:
Monthly payment	28,133	29,181
Other revolving credit	819	837
Total consumer loans	28,952	30,018
Leasing and other	127	816
Total loans	$490,671	$460,201

Residential mortgage loans with a book value of $2,886,000 were held for sale at September 30, 2000. The cumulative fair value exceeded the book value of these loans. Loans held for sale are included in total loans. During the first nine months of 2000, we capitalized $24,000 in loan servicing rights and amortized $126,000.

Nonperforming assets are detailed below:
	SEPT 30,	DEC 31,
(in thousands)	2000	1999
Nonaccrual loans	$2,000	$5,336
90 days past due and still accruing	2	33
Restructured loans in compliance with modified terms	41	1,283
Non-performing loans	2,043	6,652
Assets acquired by foreclosure or repossession	104	85
Non-performing assets	$2,147	$6,737
Non-performing loans as a percentage of total loans, net of unearned income	0.42%	1.45%
Non-performing assets as a percentage of total assets	0.28%	0.94%
Reserve for loan losses as a percentage of non- performing loans	210.62%	58.75%

As of September 30, 2000, the total recorded investment in impaired loans was $2,168,000 compared to $5,468,000 at December 31, 1999.


Drovers Bancshares Corporation and Subsidiaries

PART I FINANCIAL INFORMATION

Notes To Consolidated Financial Statements (continued)

LOANS, continued

Changes in the reserve for loan losses for the periods ended September 30, were as follows:
(In thousands)	2000	1999
Balance, beginning of year	$3,908	$3,912
Provision for loan losses	4,603	1,064
LESS: Loans charged-off	4,295	701
Recoveries	87	77
Balance, September 30,	$4,303	$4,352
Reserve for loan losses as a percentage of loans as of September 30,	0.88%	1.00%

For additional information, see footnote 7 on pages 26-27 and the Provision for Loan Losses on pages 39-40 of the Drovers' 1999 annual report.

NOTE E - BANK OWNED LIFE INSURANCE ("BOLI")

Drovers' primary subsidiary, The Drovers & Mechanics Bank ("Drovers Bank") modified certain benefit plans for specific officers during the second quarter of 2000. In conjunction with these modifications, Drovers Bank purchased life insurance on certain key officers on March 30, 2000. The BOLI had a balance of $7,339,000 at September 30, 2000, which approximated the cash surrender value. The BOLI is included in other assets in the consolidated financial statements.


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

FINANCIAL CONDITION

The following comparison of actual balances indicates how Drovers has generated and employed its funds for the nine months ending September 30, 2000:
	BALANCE			BALANCE
(In thousands)	SEPT 30,	INCREASE		DEC 31,
	2000	(DECREASE)%		1999
FUNDING USES:
Money market investments	$ 505	$ (262)	(34.2)%	$ 767
Investment securities	212,595	(342)	0.0%	212,937
Loans (net)	486,368	30,075	6.6%	456,293
Total interest-bearing assets	699,468	29,471	4.4%	669,997
Noninterest-bearing assets	55,840	5,729	11.4%	50,111
TOTAL USES	$755,308	$35,200	4.9%	$720,108
FUNDING SOURCES:
Interest-bearing demand deposits	$ 50,494	$(4,821)	(8.7)%	$ 55,315
Savings deposits	143,818	7,592	5.6%	136,226
Time deposits	292,923	27,316	10.3%	265,607
Short-term borrowings	50,965	(4,273)	(7.7)%	55,238
Long-term borrowings	100,432	(2,305)	(2.2)%	102,737
Total interest-bearing liabilities	638,632	23,509	3.8%	615,123
Noninterest-bearing demand deposits	55,760	7,774	16.2%	47,986
Other liabilities	7,034	1,235	21.3%	5,799
Shareholders' equity	53,882	2,682	5.2%	51,200
TOTAL SOURCES	$755,308	$35,200	4.9%	$720,108


Drovers Bancshares Corporation and Subsidiaries

PART I FINANCIAL INFORMATION

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FINANCIAL CONDITION, continued

Total assets increased $35,200,000 during the first nine months of 2000. Loans grew $30,075,000, or 6.6%, while investments remained flat. Commercial loan demand was strong, accounting for $22,994,000 of the loan growth. The growth in commercial loans secured by real estate was $21,768,000, or 94.7%, of the total increase in commercial loans. Residential mortgages grew $9,231,000, or 6.5%, during the period.

During the first half of 2000, we sold $15,260,000 of securities and reinvested the proceeds in higher-yielding mortgage-backed securities and $7,125,000 of BOLI. See Note E for additional information on the BOLI. The investment transactions resulted in losses in the first quarter, but will provide higher earnings throughout 2000 and into the future. During the third quarter of 2000, we sold $5,221,000 of obligations of states and political subdivisions and purchased $14,385,000 of mortgage-backed securities and collateralized mortgage obligations.

Total deposits and customer repurchase agreements grew $68,188,000, or 13.2%, and funded the asset growth since yearend. Most of the deposit growth was in savings, which increased $7,592,000, or 5.6%; noninterest bearing demand, which increased $7,774,000, or 16.2%, and certificates of deposit and other time deposits, which increased $27,316,000, or 10.3%, from December 31, 1999.

LIQUIDITY

Liquidity management focuses on the ability to meet the cash flow requirements of customers wanting to withdraw or borrow funds for their personal or business needs. Liquidity needs may be met by either reducing assets or increasing liabilities. Sources of asset liquidity include short-term investments, maturing and repaying loans and monthly cash flows from mortgage-backed securities and collateralized mortgage obligations. The loan portfolio also provides a source of liquidity due to our participation in the secondary mortgage market. In addition, at September 30, 2000, all of our investments were classified as available-for-sale.

Liquidity needs may be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds or utilizing the facilities of the Federal Reserve or the Federal Home Loan Bank of Pittsburgh. Drovers Bank maintains a formal arrangement with the Federal Home Loan Bank, which allows us to borrow short and intermediate advances up to approximately 80% of our investment in assets secured by one-to-four family residential real estate. The maximum borrowings under this agreement at September 30, 2000 were $158,385,000, of which $98,802,000, or 62.4%, was borrowed. The ability to renew funding sources depends on our financial strength, asset portfolio, diversity of deposit customers and types of deposit instruments offered.

RESULTS OF OPERATION

Drovers recorded net income of $2,015,000 for the third quarter of 2000 compared to $1,925,000 for the third quarter of 1999. Basic earnings per share were $0.40 compared to $0.39 a year ago. Return on average equity was 15.19% compared to 15.39% and return on average assets was 1.07% compared to 1.16% for the same period in 1999.


Drovers Bancshares Corporation and Subsidiaries

PART I FINANCIAL INFORMATION

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATION, continued

Drovers recorded net income of $3,525,000 for the nine months ended September 30, 2000 compared to $5,613,000 for the same period a year ago. Year-to-date earnings show a decline over the first nine months of 1999 due to the increase in provision for loan losses caused by the write-down of a corporate relationship in the first half of 2000. Basic earnings per share were $0.70 for the first nine months of 2000.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other sources of funds. The following table presents the trends in net interest income:
	THREE MONTHS			NINE MONTHS
(In thousands)	ENDED SEPT 30,			ENDED SEPT 30,
	2000	1999	00/99	2000	1999	00/99
Interest income	$14,304	$11,877	$2,427	$41,869	$33,626	$8,243
Interest expense	8,522	6,211	2,311	24,344	17,313	7,031
Net interest income	$ 5,782	$ 5,666	$ 116	$17,525	$16,313	$1,212

Net interest income increased $1,212,000, or 7.4%, for the first nine months of 2000 compared to a year ago. The largest category of earning assets consists of loans to businesses and individuals. The majority of earning assets are supported by interest-bearing commercial and consumer deposits, customer repurchase agreements, borrowings and shareholders' equity. Changes in net interest income are determined by variations in the volume and mix of assets and liabilities as well as their sensitivity to interest rate movements. Increased volume drove the increase in net interest income for the second quarter and the first nine months of 2000.

The following table summarizes the net interest spread and the net interest margin for the first nine months of 2000 and 1999:
	SEPT 30, 2000		SEPT 30, 1999
(in thousands)	AVERAGE		AVERAGE
	BALANCE	RATE	BALANCE	RATE
Earning assets	$694,707	8.05%	$589,399	7.63%
Financed by:
Interest-bearing funds	$634,090	5.13%	$524,923	4.41%
Noninterest-bearing funds	60,617	-	64,476	-
Total	$694,707	4.68%	$589,399	3.93%

Net interest income	$ 17,525		$ 16,313
Net interest spread		2.92%		3.22%
Net interest margin		3.37%		3.70%

The average yield on earning assets increased 0.42% while the cost of earning assets increased 0.75%. As a result of a higher increase in the cost of earning assets than the yield on interest-earning assets, the net interest margin declined 0.33%.


Drovers Bancshares Corporation and Subsidiaries

PART I FINANCIAL INFORMATION

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

NET INTEREST INCOME, continued

The decline in interest margin was primarily related to the following factors:

  The yield on earning assets was adversely affected by nonaccrual loans. Our average nonaccrual loans during the first nine months of 2000 were higher than they had been in prior years. This was primarily due to the corporate relationship that was written down at the end of the second quarter of 2000.
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

The net interest margin was 3.30% in the third quarter of 2000 compared to 3.36% in the second quarter of 2000.

PROVISION FOR LOAN LOSSES

The allowance for loan losses is based on our quarterly assessment of the losses inherent in the loan portfolio and other relevant factors. This assessment takes into account both quantitative and qualitative factors and is subjective as it requires material estimates. Based on our evaluation of loan quality, we feel that our allowance for loan losses at September 30, 2000 was adequate to absorb losses within the portfolio.

Net charge-offs and loan quality ratios are summarized below:
	SEPT 30,	SEPT 30,
(in thousands)	2000	1999
Loans charged-off:
Commercial, financial and industrial	$3,656	$512
Real estate	530	0
Consumer	109	189
Total loans charged-off	4,295	701
Recoveries:
Commercial, financial and industrial	15	40
Real estate	15	0
Consumer	57	38
Total recoveries	87	78
Net charge-offs	$4,208	$623
Net charge-offs as a percent of average loans	0.87%	0.15%


Drovers Bancshares Corporation and Subsidiaries

PART I FINANCIAL INFORMATION

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

PROVISION FOR LOAN LOSSES, continued

Net charge-offs include the write-down of a significant corporate relationship during the first half of the year. The subsequent restoration of the reserve for loan losses contributed to the increase in the provision for loan losses from $1,064,000 last year to $4,603,000 in the first nine months of 2000.

At September 30, 2000, the percent of the reserve for loan losses to total loans was 0.88% as compared to 0.85% at December 31, 1999. The percent of the reserve to nonperforming loans as of September 30, 2000 was 210.62% compared to 58.75% at yearend 1999.

For additional information, see footnote 7 on pages 26-27 and the Provision for Loan Losses on pages 39-40 of the Drovers' 1999 annual report.

NONINTEREST INCOME
	THREE MONTHS			NINE MONTHS
(In thousands)	ENDED SEPT 30,			ENDED SEPT 30,
	2000	1999	00/99	2000	1999	00/99
Investment services and trust income	$ 386	$ 362	6.6%	$1,187	$1,036	14.6%
Service charges on deposit accounts	537	496	8.3%	1,544	1,417	9.0%
Securities gains (losses)	(6)	0	(999.9)%	(195)	67	(391.0)%
Net gains on loan sales	137	104	31.7%	327	653	(49.9)%
Other	496	268	85.1%	1,266	781	62.1%
Total	$1,550	$1,230	26.0%	$4,129	$3,954	4.4%

During the third quarter 2000, noninterest income increased $320,000, or 26.0%, compared to a year ago. Nearly all categories of noninterest income contributed to the increase.

Noninterest income for the nine months ended September 30, 2000 was $4,129,000 compared to $3,954,000 a year ago, an increase of $175,000. The increase was primarily the result of increases in investment services and trust income, deposit service charges and other, offset by net losses on sales of securities recognized during the first quarter of 2000 and reductions in net gains on loan sales.

Compared to a year ago, income from investment services and trust increased $24,000, or 6.6%, during the third quarter 2000 and $151,000, or 14.6%, for the first nine months of 2000. The fair value of investments managed was $288,758,000 at September 30, 2000, an increase of $33,690,000, or 13.2%, over the prior year. We have experienced growth in employee benefits, personal trust and investment management accounts. Additionally, investment services and trust launched a new initiative at the end of 1999, the Oak Tree Investment Group, which provides enhanced investment management, financial planning and brokerage services. The Oak Tree Investment Group contributed about $104,000 of revenue so far this year.

During the first six months of 2000, Drovers recognized a loss on sales of securities of $189,000. The losses were related to selling $15,260,000 of securities. The proceeds from the sales were reinvested in higher-yielding securities and $7,125,000 of BOLI. See Note E for additional information on the BOLI. The investment transactions resulted in losses in the first quarter 2000, but will provide higher earnings throughout 2000 and into the future.


Drovers Bancshares Corporation and Subsidiaries

PART I FINANCIAL INFORMATION

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

NONINTEREST INCOME, continued

Net gains on loan sales increased $33,000 for the third quarter but declined $326,000 year-to-date. The increase for the third quarter is primarily due to increased volume. Mortgage loan sales totaled about $7,682,000 for the third quarter 2000 compared to $6,838,000 a year ago. The decline in the nine month period is primarily related to the refinancing boom, which occurred during the first half of 1999. Mortgage loan sales totaled about $42,953,000 during the first nine months of 1999 compared to $18,982,000 so far this year.

Service charges on deposit accounts increased $41,000 during the second quarter 2000 and $127,000 year-to-date. During 2000, we experienced an increase in the collection of insufficient fund and return check charges. Additionally, fees on deposit accounts have increased due to an increase in the number of accounts.

Other income increased $228,000, or 85.1%, for the third quarter 2000 and $485,000, or 62.1%, for the first nine months of 2000 compared to a year ago. We purchased $7,125,000 of BOLI on March 30, 2000, which contributed $117,000 of income during the third quarter and $233,000 year-to-date. Surcharges for non-customers using our ATM machines and fees for electronic interchange services have steadily increased. Additionally, fees received on letters of credit have increased from last year.

NONINTEREST EXPENSE
	THREE MONTHS			NINE MONTHS
(In thousands)	ENDED SEPT 30,			ENDED SEPT 30,
	2000	1999	00/99	2000	1999	00/99
Salaries and employee benefits	$2,425	$2,346	3.4%	$ 7,285	$ 6,711	8.6%
Occupancy and premises	365	361	1.1%	1,109	1,005	10.3%
Furniture and equipment	410	354	15.8%	1,192	1,033	15.4%
Marketing expense	107	173	(38.2)%	432	523	(17.4)%
Supplies	104	167	(37.7)%	324	422	(23.2)%
Other taxes	119	107	11.2%	354	324	9.3%
Other	1,012	828	22.2%	2,820	2,386	18.2%
Total	$4,542	$4,336	4.8%	$13,516	$12,404	9.0%

Noninterest expenses increased $206,000 for the third quarter 2000 and $1,112,000 so far this year. Salaries and benefits are the largest component of noninterest expense and increased $79,000 for the third quarter and $574,000 for the nine month period. Staffing at the new Dillsburg, Pennsylvania branch office, which opened in the third quarter 1999, and the corporate lending office in Frederick, Maryland, which opened in the third quarter 1999, contributed to the increase. Average full-time equivalent staffing levels were 243 during the quarter ended September 30, 2000 compared to 230 a year ago. Pension expense increased $62,000 during the third quarter and $167,000 for the first nine months of 2000 from a year ago due primarily to an increase in the number of eligible employees. Modifications to benefit plans for certain key officers contributed $66,000 of the increase in pension expense during the first nine months of 2000. The increase in staffing and higher pension costs were partially offset by a decline in accrued incentive compensation caused by lower earnings during the first nine months of 2000.

Occupancy and premises expense increased $4,000 for the third quarter and $104,000 for the nine month period ended September 30, 2000. The opening of the Dillsburg branch office, the new Memory Lane branch and Frederick corporate lending office contributed to this increase. Furniture and equipment expense increased $56,000 for the quarter and $159,000 so far this year due to increases in equipment depreciation and maintenance contracts.


Drovers Bancshares Corporation and Subsidiaries

PART I FINANCIAL INFORMATION

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

NONINTEREST EXPENSE, continued

Other expenses increased by $184,000 for the third quarter 2000 and $434,000 so far this year. Affecting this increase were increases in data processing, legal, consulting and other real estate expenses.

TAXATION

The Corporation recognized income tax expense of $374,000 for the third quarter and $10,000 for the nine months ending September 30, 2000. Drovers manages its tax rate through the purchase of tax-exempt investment securities, bank owned life insurance and investments in low-income housing partnerships that provide historic and low-income tax credits.

REGULATORY CAPITAL

The following table shows Drovers exceeds all minimum capital adequacy standards:
	BALANCE	BALANCE
(in thousands)	SEPT 30,	DEC 31,
	2000	1999
Tier 1 capital	$ 63,345	$ 61,321
Tier 2 capital	4,303	3,908
Total risk-based capital	$ 67,648	$ 65,229

Risk-adjusted on-balance sheet assets	$528,256	$491,347
Risk-adjusted off-balance sheet exposure	27,478	15,316
Total risk-adjusted assets	$555,734	$506,663

Ratios:
Tier 1 risk-based capital ratio	11.4%	12.1%
Minimum required	4.0%	4.0%

Total risk-based capital ratio	12.2%	12.9%
Minimum required	8.0%	8.0%

Tier 1 leverage ratio	8.4%	8.5%
Minimum required	4.0%	4.0%

Comparing September 30, 2000 to December 31, 1999, Drovers' Tier 1 capital ratio decreased due to a $49,071,000 increase in risk-weighted assets, offset by an increase in Tier 1 capital of $2,024,000. The leverage ratio decreased due to an increase in total assets of $35,200,000, offset by the increase in Tier 1 capital.

For additional information, see page 44 of the Drovers' 1999 annual Report and page 7 of the Drovers' 1999 10-K.


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

FUTURE OUTLOOK

Construction on the Newberrytown branch, to be located at the Newberrytown exit of I-83, is underway. The Newberrytown branch is scheduled to open on November 4, 2000. In conjunction with the opening of the Newberrytown branch, we will be closing the York Haven branch.

Drovers Bank has committed to purchase a limited partnership interest in a new low-income housing partnership. The partnership will renovate two historic buildings located in the West York Borough. When completed, the buildings will provide apartments for seventeen families. Drovers Bank will begin receiving tax credits when renovations are complete in 2001.


Drovers Bancshares Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DROVERS BANCSHARES CORPORATION

__/S/ A. Richard Pugh__________________

A. Richard Pugh, Chairman, President and Chief Executive Officer

__/S/ Debra A. Goodling________________

Debra A. Goodling, Executive Vice President and Treasurer

Principal Financial Officer

_/S/ John D. Blecher___________________

John D. Blecher, Senior Vice President and Secretary

Principal Accounting Officer

Date: November 10, 2000
