Form 10-K
period 2000-12-31
DROVERS BANCSHARES CORP
filed 2001-03-29
CIK 703109

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the Fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2001 was $112,138,000. The number of shares of Drovers Bancshares Corporation Common Stock outstanding at February 28, 2001 was 5,096,870.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report for the year ended December 31, 2000 are incorporated by reference into Parts I, II and IV.

Drovers Bancshares Corporation and Subsidiaries

CONTENTS
PART I
Item 1. Business	4
Item 2. Properties	11
Item 3. Legal Proceedings
The information required by this item is included in Note 4 on page 9 of the Drovers Bancshares Corporation 2000 Annual Report.
Item 4. Submission of Matters to a Vote of Security Holders
This item is omitted since it is not applicable.
PART II
Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
The information required by this item is contained in Note 4 on page 9 and on page 34 of the Drovers Bancshares Corporation 2000 Annual Report.
Item 6. Selected Financial Data	14
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
The information required by this item is contained on pages 24-32 of the Drovers Bancshares Corporation 2000 Annual Report.
Item 7a. Quantitative and qualitative disclosures about market risk
The information required by this item is contained on pages 30-32 of the Drovers Bancshares Corporation 2000 Annual Report.
Item 8. Financial Statements and Supplementary Data	15
The quarterly information required by this item is contained on page 34 of the Drovers Bancshares Corporation 2000 Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
This item is omitted since it is not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant	22
Item 11. Executive Compensation	25
Item 12. Security Ownership of Certain Beneficial Owners and Management	30
Item 13. Certain Relationships and Related Transactions	32
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
A. Financial statements are incorporated by reference to pages 3-34 of the Drovers Bancshares Corporation 2000 Annual Report.
B. Drovers Bancshares Corporation filed the following report on Form 8-K:

(i) On January 3, 2001, a Form 8-K was filed to announce an Agreement and Plan of Merger dated December 27, 2000 by and between Drovers Bancshares Corporation and Fulton Financial Corporation and to provide the related documents as exhibits to the Form.

C. Listing of Exhibits.

Exhibit 2 Agreement and Plan of Merger dated December 27, 2000 by and between Drovers Bancshares Corporation and Fulton Financial Corporation (Incorporated by reference to Exhibit 2 of the Drovers Bancshares Corporation Form 8-K filed with the SEC on January 3, 2001).

Exhibit 3(i) - Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) of the Drovers Bancshares Corporation Form 10-Q for the period ended June 30, 1999).
Exhibit 3(ii) - By-laws. (Incorporated by reference to Exhibit 3(ii) of the Drovers Bancshares Corporation Form 10-Q for the period ended June 30, 1999).

Exhibit 4 Instruments Defining the Rights of Holders of Long-term Debt of Drovers Bancshares Corporation and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10 percent of the consolidated assets of the Corporation. The Corporation undertakes to file these instruments with the Commission on request.

Exhibit 10(a) - Salary Continuation Plan, dated June 1, 2000, between The Drovers & Mechanics Bank and A. Richard Pugh (incorporated by reference to Exhibit 10(a) of the Drovers Bancshares Corporation Form 10-Q for the period ended June 30, 2000).

Drovers Bancshares Corporation and Subsidiaries

CONTENTS, continued

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

Exhibit 10(e) - The Drovers Bancshares Corporation Incentive Stock Option Plan. (Incorporated by reference to Exhibit 99.1 to the Drovers Bancshares Corporation Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 24, 1995).

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

Exhibit 10(i) - Form of Executive Bonus Agreement among The Drovers & Mechanics Bank and each of the following Executive Vice Presidents of the Company: Debra A. Goodling, Michael J. Groft, Michael E. Kochenour and Shawn A. Stine. (Incorporated by reference to Exhibit 10(a) of the Drovers Bancshares Corporation Form 10-Q for the period ended June 30, 2000).

Exhibit 11 - Statements Regarding Computation of Per Share Earnings. (Incorporated by reference to Note 17 on page 17 of the Drovers Bancshares Corporation 2000 Annual Report).
Exhibit 13 - Annual Report to Security Holders.	37
Exhibit 21 - Subsidiaries of the Registrant	35
Exhibit 23 - Consents of experts and Counsel	36

Exhibit 99 Warrant Agreement dated as of December 27, 2000 by and between Drovers Bancshares Corporation and Fulton Financial Corporation. (Incorporated by reference to Exhibit 99.1 of the Drovers Bancshares Corporation Form 8-K filed with the SEC on January 3, 2001).

SIGNATURES	34

Page numbers of Annual Report to shareholders referenced in this document refer to hard copy only. See electronic copy of documents for corresponding page numbers.

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

The Drovers & Mechanics Bank is a wholly-owned subsidiary of Drovers. Drovers Bank is chartered pursuant to the laws of the Commonwealth of Pennsylvania and is subject to the supervision of the Banking Department of the Commonwealth and the Federal Deposit Insurance Corporation. Drovers Bank was organized in 1883 as a national bank and became a state-chartered non-member bank of the Federal Reserve System on February 14, 1979. Drovers Bank has two wholly-owned subsidiaries: 96 South George Street, Inc. and Drovers Investment Company. 96 South's primary asset is an office building attached to Drovers Bank's Main Office which houses our corporate headquarters. Drovers Investment Company's assets consist of investment securities, primarily municipal bonds. In addition, Drovers Bank is 60% owner of Drovers Settlement Services ("DSS"), a joint venture with Abstracting Company of York. DSS offers real estate title insurance and settlement services. The minority interest was $20,000 as of December 31, 2000 and was included in other liabilities.

Drovers also wholly owns two other subsidiaries: Drovers Realty Company and Drovers Capital Trust I. Drovers Realty Company has various real estate holdings, including ground and building leases. It rents the real estate to Drovers Bank for use as branch offices. Drovers Capital Trust I owns junior subordinated deferrable debentures due from Drovers. The debentures are the sole asset of the Trust. The Trust issued $7,500,000 of preferred securities to investors secured by the debentures. For additional information on the Trust, see Note 14 on page 15 of the Drovers Corporation 2000 Annual Report filed as Exhibit 13 to this Form 10-K and incorporated herein by reference. In addition, Drovers entered into a joint venture with seven other Pennsylvania banks to form Pennbanks Insurance Company, an offshore reinsurance company. Each bank in the venture owns a segregated cell through which its respective premiums and losses from credit life and accident and health insurance are funded and for which each bank has sole responsibility. The Drovers' cell has been consolidated into the financial statements since we are sole owner of that cell.

Drovers Bank offers a wide variety of banking and trust services to individuals and commercial customers in its service area. Personal banking services include checking accounts, savings and time accounts, certificates of deposit, personal and mortgage loans, home improvement loans, safe deposit services, estate planning and administration, personal trust management and discount brokerage services. Commercial banking services are provided to businesses, nonprofit organizations and local municipalities. These services include checking accounts, savings and time accounts, financing activities and corporate trust services in the areas of pension, profit sharing and employee benefit plans. Investment services and trust launched a new initiative at the end of 1999, Oak Tree Investment Group. Oak Tree Investment Group provides enhanced investment management, financial planning and brokerage services.

On December 31, 2000, Drovers Bank employed 237 full-time equivalents throughout its branch offices. The Main Office is located at 30 South George Street, York, Pennsylvania. A Research and Administrative Services Center and nine branches are located in the surrounding suburbs of York City. In addition, there are seven out-of-town offices located in Dillsburg, Shrewsbury, Emigsville, Hellam, Newberrytown , Dover and Red Lion, Pennsylvania. Full-service bank offices at Memory Lane and Newberrytown were opened in 2000, while our old Memory Lane branch office, the Mt. Rose branch office and the York Haven branch office were closed. Drovers Bank opened its first loan production office (LPO) in the first quarter of 1999 in Mechanicsburg, Pennsylvania. We opened an additional loan production office in Frederick, Maryland in August 1999. On February 21, 2000, the Frederick office began accepting deposits from business customers. Drovers Bank also has twelve remote automated teller machines. Locations include the York Fairgrounds, York College of Pennsylvania, and ten inside convenience stores.

In December 1993, Drovers Bank purchased the office building attached to our Main Office. The five-story complex is known as 96 South George. The accounting, corporate banking, and executive offices are located on the fifth floor of 96 South George.

Drovers Bancshares Corporation and Subsidiaries

ITEM 1. BUSINESS, continued

GENERAL, continued

Drovers Bank is a limited partner in six ventures that own and operate apartment buildings. The apartments provide low-income housing to qualified families. The investments are accounted for under the equity method of accounting. The combined carrying values of the investments at December 31, 2000 and 1999 were $6,377,000 and $5,554,000, respectively.

On December 27, 2000, Drovers entered into a merger agreement with Fulton Financial Corporation ("Fulton"), pursuant to which Drovers will be merged with Fulton, with Fulton as the surviving corporation. The merger agreement was approved by Drovers' Board of Directors on December 27, 2000. Under the merger agreement, The Drovers & Mechanics Bank, the sole bank subsidiary of Drovers, will be merged into Fulton Bank, a bank subsidiary of Fulton. The merger agreement was included as an exhibit to Drovers' Form 8-K filed with the SEC on January 3, 2001. For additional information, see Note 24 and page 21 of the Drovers Bancshares Corporation 2000 Annual Report.

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

ITEM 1. BUSINESS, continued

SUPERVISION AND REGULATION, continued

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

Capital Adequacy

Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half (4%) of the total capital is required to be "Tier 1 Capital," consisting principally of common shareholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less certain intangible assets. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum "leverage ratio." This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Further, the Federal Reserve has indicated that it will consider a "tangible Tier 1 capital leverage ratio" deducting all intangibles and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised us that we should apply any specific minimum leverage ratio applicable to the Company.

Pursuant to FDICIA, the federal banking agencies have specified, by regulation, the levels at which an insured institution is considered "well capitalized," "adequately capitalized," "undercapitalized," " significantly undercapitalized," or "critically undercapitalized." Under these regulations, an institution is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any order or written directive to meet and maintain a specific capital level. Drovers and the Drovers Bank, at December 31, 2000, qualify as "well capitalized" under these regulatory standards.

FDIC Insurance

Drovers Bank is subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-related premium assessment system for both the Bank Insurance Fund ("BIF") for banks and the Savings Association Insurance fund ("SAIF" ) for savings associations. Under this system, FDIC insurance premiums are assessed based on capital and supervisory measures.

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

Drovers Bancshares Corporation and Subsidiaries

ITEM 1. BUSINESS, continued

SUPERVISION AND REGULATION, continued

FDIC Insurance, continued

On September 30, 1996, the President of the United States signed into law the Deposit Insurance Funds Act of 1996 to recapitalize the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC")and to provide for repayment of the FICO (Financial Institution Collateral Obligation) bonds issued by the United States Treasury Department. The FDIC levied a one-time special assessment of SAIF deposits equal to 65.7 cents per $100 of the SAIF-accessible deposit base as of March 31, 1995. During 1997, 1998 and 1999, the Bank Insurance Fund ("BIF") will pay $322 million of FICO debt service, and SAIF will pay $458 million. During 1997, 1998 and 1999, the average regular annual deposit insurance assessment is estimated to be about 1.29 cents per $100 of deposits for BIF deposits and 6.44 cents per $100 of deposits for SAIF deposits. Individual institution's assessments will continue to vary according to their capital and management ratings. As always, the FDIC will be able to raise the assessments as necessary to maintain the funds at their target capital ratios provided by law. After 1999, BIF and SAIF will share the FICO cost equally. The FDIC established the FICO assessment for the third quarter of 2000 at approximately 2.1 cents per $100 annually for assessable deposits. The assessments are adjusted quarterly to reflect changes in the bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations. The FICO bonds will mature in 2018-2019, ending the interest payment obligation.

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

Pennsylvania law permits State chartered financial institutions to sell insurance not limited by the town of 5,000 restriction applicable to national banks. The Office of the Comptroller of the Currency has issued guidelines for national banks to sell insurance. Drovers Bank has been licensed as an insurance agency within the State of Pennsylvania. We presently sell fixed and variable rate annuity products and are evaluating our options regarding the sale of additional insurance products.

In 2000, Pennsylvania enacted Act 89, the Pennsylvania Parity Bill, which authorizes Pennsylvania-chartered banks to engage in any activity authorized for national banks.

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

Drovers Bancshares Corporation and Subsidiaries

ITEM 1. BUSINESS, continued

SUPERVISION AND REGULATION, continued

Regulation of Drovers Bank, continued

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

GRAMM-LEACH-BLILEY FINANCIAL MODERNIZATION ACT OF 1999

Traditionally, the activities of bank holding companies have been limited to the business of banking and activities closely related or incidental to banking. On November 12, 1999, however, the Gramm-Leach-Bliley Act was signed into law which permits bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become "financial holding companies" which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental to a financial activity. A bank holding company may become a financial holding company under the new statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. Any bank holding company which does not elect to become a financial holding company remains subject to the current restrictions of the Bank Holding Company Act.

While the Federal Reserve Board will serve as the "umbrella" regulator for financial holding companies and has the power to examine banking organizations engaged in new activities, regulation and supervision of activities which are financial in nature or determined to be incidental to such financial activities will be handled along functional lines. Accordingly, activities of subsidiaries of a financial holding company will be regulated by the agency or authorities with the most experience regulating that activity as it is conducted in a financial holding company.

Under the Gramm-Leach-Bliley Act, among the activities that will be deemed "financial in nature" for "financial holding companies" are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, activities which FRB determines to be closely related to banking, and certain merchant banking activities.

Drovers Bancshares Corporation and Subsidiaries

ITEM 1. BUSINESS, continued

PRIVACY

Under the Gramm-Leach-Bliley Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000. Pursuant to the rules, financial institutions must provide:

  initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;
  annual notices of their privacy policies to current customers; and
  a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on Drovers' financial condition or results of operations.

To the extent that the Gramm-Leach-Bliley Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than Drovers currently offers and that can aggressively compete in the markets that Drovers currently serves.

Effective March 23, 2001, Drovers became a Financial Holding Company under the Gramm-Leach-Bliley Act.

CONSUMER PROTECTION RULES - SALE OF INSURANCE

In December, 2000 pursuant to the requirements of the Gramm-Leach-Bliley Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule is effective on October 1, 2001. The final rule applies to any depository institution or any person selling, soliciting, advertising or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. The regulation requires oral and written disclosure before the completion of the sale of an insurance product or annuity that such product:

  is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate;
  is not insured by the FDIC or any other agency of the United States, the depository institution or its affiliates; and
  has certain risks of investment, including the possible loss of value.

The depository institution may not condition an extension of credit on the consumer's purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or on the consumer's agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity. Furthermore, to the extent practicable, a depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public. Finally, the rule addresses cross marketing and referral fees.

Drovers Bancshares Corporation and Subsidiaries

ITEM 1. BUSINESS, continued

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

Drovers Bancshares Corporation and Subsidiaries

ITEM 2. PROPERTIES

Drovers and its Subsidiaries own in fee simple unencumbered the following land and buildings:
Main Office	Emigsville Office
30 S George Street	2123 N George Street
York, PA 17401	Emigsville, PA 17318

Research & Administrative	Westgate Office
Services Center	1500 Kenneth Road
915 Indian Rock Dam Road	York, PA 17404
York, PA 17403

Richland Avenue Office	Dillsburg Office
905 Indian Rock Dam Road	3 Tristan Drive
York, PA 17403	Dillsburg, PA 17019

York Haven Office	Memory Lane Office
Landvale Street	200 Memory Lane
York Haven, PA 17370	York, PA 17402
Office closed on November 4, 2000	Office closed on May 13, 2000

Newberrytown Office
2220 Old Trial Road
Etters, PA 17319

Drovers Bank is the sole occupant of all land and buildings listed above.

The following property is pledged as collateral for a mortgage loan secured to purchase the property:

96 South George Office Building

96 South George Street

York, PA 17401

The accounting, corporate banking, and executive offices are located on the fifth floor of this five-store office building adjacent to the Main Office.

The following branch offices are leased:

Queensgate Office

Queensgate Shopping Center

York, PA 17403

$4,200 per month rental; lease expires October 1, 2005, and is renewable for one five-year option.

Dover Office

Dover Square, adjacent to Shipley Stores, Inc.

1 South Main Street

Dover, PA 17315

$4,800 per month rental; lease expires November 9, 2006, and is renewable for three five-year options.

South York Plaza Office

275 Pauline Drive

in the Giant Food Store

York, PA 17402

$3,333 per month rental; lease expires August 31, 2005.

Drovers Bancshares Corporation and Subsidiaries

ITEM 2. PROPERTIES, continued

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

Penvale Office

3183 Susquehanna Trail North

York, PA 17402

$7,000 per month rental; lease expires November 2, 2007, with a rent increase of $500 to $7,500 per month in 2002. The lease is renewable for three five-year options.

Shrewsbury Office

611 Shrewsbury Commons Avenue

Shrewsbury, PA 17361

$4,422 per month land rental; lease expires November 30, 2017, with rent increases each year. The land lease is renewable for four five-year options. The building is owned by Drovers.

Hellam Office

599 W. Market Street

Hellam, PA 17406

$3,500 per month land rental; lease expires August 31, 2008. The lease is renewable for three five-year options and contains a purchase option. The building is owned by Drovers.

Memory Lane Office

York Marketplace

York, PA 17403

$3,750 per month land rental; lease expires February 28, 2011, with rent increases each year, and is renewable for two five-year options. The building is owned by Drovers.

Loan Production Office

Rossmoyne Business Center

4930 Ritter Road, Suite 103

Mechanicsburg, PA 17055

$1,125 per month rental; lease expires February 29, 2004, with rent increases each year.

Drovers Bancshares Corporation and Subsidiaries

ITEM 2. PROPERTIES, continued

Frederick Office

The Patrick Center

30 W. Patrick Street

Suite 430

Frederick, MD 21701

$2,257 per month rental; lease expires August 14, 2002, with rent increases each year, and is renewable for three one-year options.

We believe that our properties are suitable, adequate and have the correct capacity for the duties performed.

During 2000, we relocated the Memory Lane branch. Simultaneously with the opening of the new Memory Lane branch, we closed the existing branch and the Mt. Rose branch. The Mt. Rose branch's existing customer base was consolidated with one of the three existing branches, which are located within one mile of the existing Mt. Rose branch. Additionally, a new branch office at Newberrytown was opened in 2000. The York Haven branch was closed upon the opening of the Newberrytown branch.

Drovers Bancshares Corporation and Subsidiaries

ITEM 6. SELECTED FINANCIAL DATA

(dollar amounts in thousands, except per share data)
	2000	1999	1998	1997	1996
BALANCE SHEET DATA AT DECEMBER 31,
Assets	$796,257	$720,108	$597,793	$524,892	$446,713
Investment securities	232,247	212,937	161,619	179,299	128,082
Net loans	502,526	456,293	386,197	310,369	279,987
Deposits	568,628	505,134	457,672	402,086	360,204
Long-term debt	110,308	102,737	62,830	43,558	29,385
Shareholders' equity	55,165	51,200	48,193	43,470	38,092

Total average assets	751,997	645,334	559,172	491,237	404,621
Total average shareholders' equity	52,837	50,158	46,350	40,556	36,429

INCOME DATA
Interest income	$56,663	$46,562	$40,991	$36,267	$30,055
Interest expense	33,338	24,286	21,736	19,254	14,791
Net interest income	23,325	22,276	19,255	17,013	15,264
Provision for loan losses	6,379	1,727	1,266	386	645
Net interest income after provision for loan losses	16,946	20,549	17,989	16,627	14,619
Other income	5,707	5,349	5,408	3,953	3,364
Other expenses	19,763	16,751	15,231	13,234	12,050
Income tax expense (benefit)	-218	1,546	1,356	1,715	1,084
Net income	3,108	7,601	6,810	5,631	4,849
Dividends paid	2,600	2,288	2,050	1,707	1,606

RATIOS
Return on average assets	0.41%	1.18%	1.22%	1.15%	1.20%
Return on average equity	5.88%	15.15%	14.69%	13.88%	13.31%
Equity to assets (average)	7.03%	7.77%	8.29%	8.26%	9.00%
Net loans to deposits (year-end)	88.38%	90.33%	84.38%	77.19%	77.73%
Dividend payout	83.66%	30.10%	30.10%	30.31%	33.12%

PER SHARE DATA*
Net income	$0.61	$1.54	$1.39	$1.15	$0.99
Net income, assuming dilution	0.61	1.52	1.37	1.14	0.99
Cash dividends	0.51	0.46	0.42	0.35	0.33
Book value (year-end)	10.84	10.15	9.78	8.88	7.81
Weighted average number of shares outstanding	5,059,616	4,938,547	4,912,062	4,880,365	4,874,041
Stock dividends and stock splits paid	5%	5%	50%	5%	25%

* Per share figures are based on weighted average shares outstanding for the respective years as restated after giving effect to stock dividends

Drovers Bancshares Corporation and Subsidiaries

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INVESTMENT PORTFOLIO

The following table sets forth the carrying amount of investment securities at the dates indicated:
	2000	1999		1998
(In thousands)	AFS	HTM	AFS	HTM	AFS
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$13,497	$1,491	$16,035	$8,476	$7,119
Obligations of states and political subdivisions	19,982	14,567	22,190	16,926	7,760
Corporate obligations	18,109	-	16,250	-	4,666
Mortgage-backed securities and collateralized mortgage obligations	156,566	5,298	113,523	8,857	89,034
Total debt securities	208,154	21,356	167,998	34,259	108,579
Equity securities	24,093	-	23,583	-	18,781
Total investment securities	$232,247	$21,356	$191,581	$34,259	$127,360

The following table sets forth the contractual maturities of debt securities classified as available-for-sale at December 31, 2000:
(In thousands)	ONE YEAR OR LESS	AFTER ONE TO FIVE YEARS	AFTER FIVE TO TEN YEARS	OVER TEN YEARS	TOTAL
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,509	$3,997	$7,991	$-	$13,497
Obligations of states and political subdivisions	1,001	811	6,544	11,626	19,982
Corporate obligations	-	-	-	18,109	18,109
Total	$2,510	$4,808	$14,535	$29,735	$51,588
Mortgage-backed securities and collateralized mortgage obligations	$156,566

The following table depicts the average weighted yields of the available-for-sale investments by maturity at December 31, 2000:
(In thousands)	ONE YEAR OR LESS	AFTER ONE TO FIVE YEARS	AFTER FIVE TO TEN YEARS	OVER TEN YEARS	TOTAL
U.S. Treasury securities and obligations of U.S. government corporations and agencies	6.65%	6.60%	6.70%	-%	6.66%
Obligations of states and political subdivisions	12.69%	10.95%	7.96%	7.41%	8.00%
Corporate obligations	-%	-%	-%	8.92%	8.92%
Total	9.06%	7.33%	7.27%	8.33%	7.97%
Mortgage-backed securities and collateralized mortgage obligations	6.88%

The average yields are computed by dividing annual interest income, including the accretion of discounts and amortization of premiums, by the amortized cost of securities at December 31, 2000. The yield on Municipal investments was restated on a fully tax equivalent basis, using a federal tax rate of 34%. Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans. For the purposes of these tables, the entire balance and weighted average rate are shown in one period.

For additional information see Note 6 on pages 10-11 of the Drovers Bancshares Corporation 2000 Annual Report.

Drovers Bancshares Corporation and Subsidiaries

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LOAN DATA

Loans are comprised of the following:
	YEAR ENDED DECEMBER 31,
(In thousands)	2000	1999	1998	1997	1996
Domestic loans:
Commercial, financial and industrial	$126,275	$120,041	$117,997	$80,636	$72,828
Real estate:
Construction	30,571	18,846	13,523	12,105	8,908
Mortgage	323,700	290,480	227,127	188,259	167,196
Consumer	27,031	30,018	31,289	32,428	34,159
Leasing and other (net)	320	816	173	245	26
Total domestic loans	507,897	460,201	390,109	313,673	283,117
Foreign loans	-	-	-	-	-
Total domestic and foreign loans	507,897	460,201	390,109	313,673	283,117
Reserve for loan losses	-5,371	-3,908	-3,912	-3,304	-3,130
Net loans	$502,526	$456,293	$386,197	$310,369	$279,987

For additional information see Note 7 on pages 12-13 of the Drovers Bancshares Corporation 2000 Annual Report.

MATURITIES AND RATE SENSITIVITY OF THE LOAN PORTFOLIO

(Excluding consumer and residential real estate loans)

The following table shows the amounts of loans outstanding as of December 31, 2000 which, based on remaining scheduled repayments of principal, are due in the periods indicated:
(In thousands)	ONE YEAR OR LESS	AFTER ONE TO FIVE YEARS	AFTER FIVE YEARS	TOTAL
Domestic loans:
Commercial, financial and industrial	$5,126	$31,474	$89,675	$126,275
Real estate construction	3,858	16,255	10,458	30,571
Other	8,233	85,989	256,829	351,051
Foreign loans	0	0	0	0
Total	$17,217	$133,718	$356,962	$507,897

Rate sensitivity:
Predetermined rate	$10,391	$92,237	$113,007	$215,635
Floating or adjustable rate	6,826	41,481	243,955	292,262
Total	$17,217	$133,718	$356,962	$507,897

Drovers Bank has no set rollover policy. Many of our loans are made on a short-term basis with full intention of renewal at time of maturity. All loans, however, are reviewed on a continual basis for creditworthiness. Should a loan become questionable or approach problem loan status, it then undergoes a formal review process by all appropriate levels of authority. For additional information on the loan review process, see Note 1 on pages 7-8 and the Provision for Loan Losses on pages 26-27 of the Drovers Corporation 2000 Annual Report.

Drovers Bancshares Corporation and Subsidiaries

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NONACCRUAL, RESTRUCTURED LOANS AND NONPERFORMING ASSETS

The following table shows loans on nonaccrual status or loans, which have been restructured for the past five years:
	PRINCIPAL AMOUNT AT YEAR END DECEMBER 31,
(In thousands)	2000	1999	1998	1997	1996
Domestic:
Nonaccrual loans	$2,325	$5,336	$1,435	$740	$615
90 days past due still accruing	8	33	7	33	0
Restructured loans	0	1,283	1,203	0	1,139
Foreign:
Nonaccrual loans	0	0	0	0	0
90 days past due still accruing	0	0	0	0	0
Restructured loans	0	0	0	0	0
Total	$2,333	$6,652	$2,645	$773	$1,754

Nonaccrual loans as a percentage of loans at December 31, 2000 and 1999 were 0.46% and 1.16%, respectively. Nonaccrual loans as of December 31, 1999 included a significant corporate relationship secured by trade receivables. During the second quarter of 2000, continued deterioration in the underlying collateral caused us to charge-off the balance of the relationship that was not secured by real estate and under contract for sale. Interest on restructured loans in compliance with modified terms is recognized under the accrual method of accounting. Drovers held $1,327,000 of impaired loans at December 31, 2000. The recorded allowance for impaired loans was $304,000.

The following table presents the changes in the balance of other real estate over the past five years:
(In thousands)	2000	1999	1998	1997	1996
Balance at beginning of year	$85	$148	$154	$803	$195
Assets acquired by foreclosure or repossession	377	318	277	211	822
Dispositions	-333	-368	-252	-827	-203
Other (net)	-25	-13	-31	-33	-11
Balance at end of year	$104	$85	$148	$154	$803

Other real estate consists of assets, which have been repossessed or acquired through workout situations on defaulted loans.

For additional information, see Note 1 on pages 7-8, Note 7 on pages 12-13 and the Provision for Loan Losses on pages 26-27 of the Drovers Bancshares Corporation 2000 Annual Report.

Drovers Bancshares Corporation and Subsidiaries

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALYSIS OF RESERVE FOR LOAN LOSSES
	YEARS ENDED DECEMBER 31,
(In thousands)	2000	1999	1998	1997	1996
Balance, January 1,	$3,908	$3,912	$3,304	$3,130	$2,937
Provision for loan losses	6,379	1,727	1,266	386	645
Charge-offs:
Commercial, financial and industrial	4,256	1,536	522	-	25
Real estate construction	-	-	-	-	-
Real estate mortgage	589	14	-	-	215
Consumer	177	311	235	327	369
Total charge-offs	5,022	1,861	757	327	609
Recoveries:
Commercial, financial and industrial	15	48	-	32	6
Real estate construction	-	-	-	-	-
Real estate mortgage	16	-	-	15	36
Consumer	75	82	99	68	115
Total recoveries	106	130	99	115	157
Net charge-offs	4,916	1,731	658	212	452
Balance, December 31,	$5,371	$3,908	$3,912	$3,304	$3,130
Ratio of net charge-offs to average loans outstanding	1.01%	0.41%	0.19%	0.07%	0.17%

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

For additional information, see Note 1 on pages 7-8, Note 7 on pages 12-13 and the Provision for Loan Losses on pages 26-27 of the Drovers Bancshares Corporation 2000 Annual Report.

Drovers Bancshares Corporation and Subsidiaries

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALLOCATION OF RESERVE FOR LOAN LOSSES

The following table presents the amount of the reserve allocated to each of the loan categories and the percentage of total loans for the past five years:
	YEARS ENDED DECEMBER 31,
	2000		1999		1998
		Percent		Percent		Percent
		Of Loans		Of Loans		of Loans
	Reserve	To Total	Reserve	To Total	Reserve	to Total
(In thousands)	Amount	Loans	Amount	Loans	Amount	Loans
Commercial, financial and industrial	$3,090	24.9%	$2,248	26.1%	$2,644	30.2%
Real Estate:
Construction	62	6.0%	24	4.1%	19	3.5%
Mortgage	961	63.7%	584	63.1%	382	58.3%
Consumer	363	5.3%	154	6.5%	128	8.0%
Leasing and other	-	0.1%	-	0.2%	-	-%
Unallocated	895	N/A	898	N/A	739	N/A
Total	$5,371	100.0%	$3,908	100.0%	$3,912	100.0%
	YEARS ENDED DECEMBER 31,
	1997		1996
		Percent		Percent
		Of Loans		of Loans
	Reserve	To Total	Reserve	to Total
(In thousands)	Amount	Loans	Amount	Loans
Commercial, financial and industrial	$ 977	25.7%	$657	25.7%
Real Estate:
Construction	44	3.9%	46	3.1%
Mortgage	338	60.0%	321	59.1%
Consumer	131	10.3%	123	12.1%
Leasing and other	-	0.1%	-	-%
Unallocated	1,814	N/A	1,983	N/A
Total	$3,304	100.0%	$3,130	100.0%

For additional information, see Note 1 on pages 7-8, Note 7 on pages 12-13 and the Provision for Loan Losses on pages 26-27 of the Drovers Bancshares Corporation 2000 Annual Report.

Drovers Bancshares Corporation and Subsidiaries

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DEPOSIT STRUCTURE

Maturities of time deposits of $100,000 or more outstanding at December 31, are summarized as follows:
(In thousands)	2000	1999	1998
Three months or less	$5,097	$5,870	$5,983
Over three months to six months	4,167	6,101	4,423
Over six months to twelve months	10,217	8,985	9,175
Over twelve months	15,958	11,128	7,456
Total	$35,439	$32,084	$27,037

SHORT-TERM BORROWINGS

Short-term borrowings are borrowed funds generally with an original maturity of one year or less. Securities sold under repurchase agreements and federal funds purchased mature in one day. Other short-term borrowings have a maturity of greater than one day.
(In thousands)	2000	1999	1998
Federal funds purchased and securities sold under repurchase agreements
Balance at year-end	$38,263	$25,238	$23,325
Average amount outstanding	$45,838	$30,837	$23,820
Maximum amount outstanding at any month-end	$53,718	$58,413	$36,831
Average interest rate for the year	5.95%	5.18%	5.17%
Average interest rate on year-end balance	6.06%	5.18%	4.63%
Other short-term borrowings
Balance at year-end	$15,000	$30,000	$-
Average amount outstanding	$6,079	$82	$4,597
Maximum amount outstanding at any month-end	$15,000	$30,000	$13,000
Average interest rate for the year	6.32%	4.59%	5.65%
Average interest rate on year-end balance	6.45%	4.53%	-%

Drovers Bancshares Corporation and Subsidiaries

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTEREST DIFFERENTIAL
	December 31,
	2000			1999
(In thousands)	VOLUME	RATE	TOTAL	VOLUME	RATE	TOTAL
INTEREST INCOME
Increase (decrease) in:
Money market investments and Interest-bearing deposits with banks	$251	$2	$253	$-11	$-1	$-12
Federal funds sold	0	0	0	0	0	0
Total money market investments	251	2	253	-11	-1	-12
Investment securities:
Taxable investment securities	1,758	640	2,398	657	-13	644
Equity securities	259	61	320	185	17	202
Tax-exempt investment securities	57	-20	37	286	-49	237
Total investment securities	2,074	681	2,755	1,128	-45	1,083
Total loans	5,663	1,430	7,093	5,459	-959	4,500
Total interest income	7,988	2,113	10,101	6,576	-1,005	5,571
INTEREST EXPENSE
Increase (decrease) in:
Interest-bearing deposits:
Demand	-3	16	13	64	-92	-28
Savings	572	1,179	1,751	447	-215	232
Time	2,118	1,404	3,522	1,481	-766	715
Total interest-bearing deposits	2,687	2,599	5,286	1,992	-1,073	919
Borrowed funds:
Short-term borrowings	1,257	254	1,511	132	-23	109
Long-term borrowings	1,354	407	1,761	1,419	-97	1,322
Total borrowed funds	2,611	661	3,272	1,551	-120	1,431
Corporation-obligated mandatory
Redeemable capital securities of subsidiary trust	492	2	494	200	0	200
Total interest expense	5,790	3,262	9,052	3,743	-1,193	2,550
Increase in interest differential	$2,198	$-1,149	$1,049	$2,833	$188	$3,021

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in cash.

For additional information see Note 1 on pages 7-8 and Average Balances and Yields on page 33 of the Drovers Bancshares Corporation 2000 Annual Report.

Drovers Bancshares Corporation and Subsidiaries

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and principal executive officers of Drovers and its principal subsidiary, Drovers Bank, as of January 1, 2001, are as follows:

DIRECTORS

Name: J. Samuel Gregory, age: 70

Director since 1978 with current term expiring in 2004. Mr. Gregory is chairman and CEO, AAA Southern Pennsylvania (insurance, travel and member services)

Name: Daniel E. Hess, age: 69

Director since 1982 with current term expiring in 2004. Mr. Hess is President, Hess Management, Inc. (management consultant)

Name: George W. Hodges, age: 50

Director since 1994 with current term expiring in 2003. Mr. Hodges is President, The Wolf Organization, Inc. (distributors of lumber and building supplies)

Name: Herbert D. Lavetan, age: 71

Director since 1979 with current term expiring in 2004. Mr. Lavetan is retired. He was formerly Director of Lavetan & Associates, Inc. (postal, business and communications services) until January 1999.

Name: Richard M. Linder, age: 70

Director since 1976 with current term expiring in 2001. Mr. Linder is retired. He was formerly Chairman of Drovers and Drovers Bank until March 1996.

Name: David C. McIntosh, age: 72

Director since 1985 with current term expiring in 2003. Mr. McIntosh is retired. He was formerly President, MCD Technologies, Inc. until February 1999.

Name: Frank Motter, age: 73

Director since 1975 with current term expiring in 2001. Mr. Motter is Chairman of the Board and President, Motter Printing Press Co. (web-fed printing equipment). Mr. Motter is a Director of York Water Company, a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Name: Robert L. Myers, Jr., age: 72

Director since 1968 with current term expiring in 2001. Mr. Myers is President, John H. Myers & Son, Inc. (lumber and building supplies).

Name: A. Richard Pugh, age: 60

Director since 1990 with current term expiring in 2001. Mr. Pugh is Chairman of the Board, President and Chief Executive Officer of Drovers and Drovers Bank; formerly President and Chief Executive Officer of Drovers and Drovers Bank until March 1996.

Name: Harlowe R. Prindle, age: 58

Director since 1982 with current term expiring in 2002. Mr. Prindle is President, York Auto Parts Co.; Chairman & CEO, Shenk & Tittle Management Co. (sporting goods).

Name: Basil A. Shorb, III, age: 55

Director since 1993 with current term expiring in 2002. Mr. Shorb is President, REH Holdings, Inc. (holding company providing management services to five wholly-owned subsidiaries engaged in steel fabrication, highway sign manufacturing and specialty construction).

Drovers Bancshares Corporation and Subsidiaries

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, continued

DIRECTORS, continued

Name: Gary A. Stewart, age: 53

Director since 1996 with current term expiring in 2003. Mr. Stewart is a Partner - Stewart Associates. Formerly Chairman & CEO, Stewart & March, Inc. until January 1999 (general contractors).

Name: Robert H. Stewart, age: 61

Director since 1987 with current term expiring in 2004. Mr. Stewart is President, York Building Products Co., Inc. (concrete masonry units, crushed stone-bituminous concrete).

Name: Delaine A. Toerper, age: 57

Director since 1995 with current term expiring in 2002. Ms. Toerper is self-employed (consulting services) since August 1996. She retired from her position as Executive Vice President and Chief Operating Officer of Tighe Industries, Inc. (manufacturers, designers and marketers of dance costumes, dance apparel and gymnastic apparel).

Name: James S. Wisotzkey, age: 47

Director since 1997 with current term expiring in 2002. Mr. Wisotzkey is President and Chief Operating Officer of The Maple Press Company (printer/book manufacturer).

EXECUTIVE OFFICERS

Name: A. Richard Pugh, age: 60

Position and Office: Chairman of the Board, President, and Chief Executive Officer of Drovers and Drovers Bank. Mr. Pugh joined the organization in 1988, he was appointed President in 1990 and C.E.O. in 1994. He has extensive and diversified experience in bank management.

Name: Michael J. Groft, age: 45

Position and Office: Executive Vice President of Drovers and Executive Vice President and Senior Lending Officer of Drovers Bank. Mr. Groft joined the organization in March 1978. He has served in various executive management positions since 1988.

Name: Debra A. Goodling, age: 42

Position and Office: Executive Vice President and Treasurer of Drovers and Executive Vice President, Treasurer and Chief Financial Officer of Drovers Bank. Ms. Goodling joined the organization in February 1977. She has served in various executive management positions since 1989.

Name: Michael E. Kochenour, age: 48

Position and Office: Executive Vice President of Drovers and Executive Vice President and Senior Investment Services and Trust Officer of Drovers Bank. Mr. Kochenour joined the organization in August 1999 as Senior Vice President and Senior Trust Officer. Prior to joining the organization, Mr. Kochenour served in numerous management and senior leadership roles in the Banking industry for over 28 years.

Drovers Bancshares Corporation and Subsidiaries

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, continued

EXECUTIVE OFFICERS, continued

Name: Shawn A. Stine, age: 45

Position and Office: Executive Vice President of Drovers and Executive Vice President and Senior Corporate Banking Officer of Drovers Bank. Mr. Stine joined the organization in August 1991 in the position of Vice President and Senior Corporate Banking Officer.

Name: John D. Blecher, age: 39

Position and Office: Senior Vice President, Secretary and Assistant Treasurer of Drovers and Senior Vice President, Secretary and Controller of Drovers Bank. Mr. Blecher joined the organization in February 1987. He has served as Controller since 1989.

Name: Matthew A. Clemens, age: 36

Position and Office: Senior Vice President and Director of Human Resources of Drovers Bank. Mr. Clemens joined the organization in January 1989. He has served in various human resources position since 1989.

BENEFICIAL OWNERSHIP OF REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires Drovers officers and directors and persons who own more than ten percent of a registered class of Drovers securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and 10% shareholders are required by SEC regulation to furnish Drovers with copies of all Section 16(a) forms filed.

Based solely on our review of the copies of such forms furnished to Drovers, we believe that during 2000 our directors and officers complied with all applicable Section 16(a) requirements, with the exception of Mr. A. Richard Pugh, who exercised stock options in June, 2000 that was erroneously not reported until October, 2000.

Drovers Bancshares Corporation and Subsidiaries

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows information on the annual compensation during the last three fiscal years paid to A. Richard Pugh, Chairman, President and Chief Executive Officer, and other executive officers who received a total annual salary and bonus of $100,000 or more in 2000:
	Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($) [1]	Securities Underlying Options/ SARs (#) [2]	All Other Compen-sation ($) [3]
A. Richard Pugh, Chairman President and CEO	2000	245,000	-	-	16,431	5,100
	1999	235,000	135,711	-	10,859	4,800
	1998	225,000	91,855	-	6,274	2,375

Debra A. Goodling, Executive Vice President	2000	122,000	-	-	5,785	4,780
	1999	117,000	47,782	-	5,430	4,753
	1998	112,000	45,928	-	3,137	4,203

Michael J. Groft, Executive Vice President	2000	122,000	-	-	5,601	3,987
	1999	117,000	46,258	-	5,430	3,350
	1998	112,000	45,928	-	3,137	1,475

Shawn A. Stine, Executive Vice President	2000	104,000	-	-	3,749	4,048
	1999	100,000	30,963	-	3,471	3,485
	1998	92,000	30,081	-	2,041	3,326

Michael E. Kochenour, Executive Vice President [4]	2000	104,000	-	-	1,042	720
	1999	-	-	-	-	-
	1998	-	-	-	-	-

1 - Excludes perquisites and other personal benefits which were less than $50,000 or 10% of total annual salary.

2 - Includes effect of 5% stock dividends issued in 2000 and 1999 and a three-for-two stock split issued in 1998.

3 - Amounts shown represent contributions by Drovers to the Salary Deferral Plan.

4 - No disclosure is made for 1999 or 1998 because total salary plus bonus was less than $100,000.

Drovers Bancshares Corporation and Subsidiaries

ITEM 11. EXECUTIVE COMPENSATION, continued

OPTION/SAR GRANTS TABLE

Shown below is information with respect to options granted in 2000 pursuant to Drovers 1995 Stock Option Plan for the named executive officers:
Name	Number of Securities Underlying Options/ SARs Granted	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base price ($/Share) [1]	Expiration Date	Grant Date Present Value ($)[2]
A.Richard Pugh, Chairman, President and CEO	16,431	31%	$17.02	2/11/2010	$73,085
Debra A. Goodling, Executive Vice President	5,785	11%	$17.02	2/11/2010	$25,732
Michael J. Groft, Executive Vice President	5,601	10%	$17.02	2/11/2010	$24,913
Shawn A. Stine, Executive Vice President	3,749	7%	$17.02	2/11/2010	$16,676
Michael E. Kochenour, Executive Vice President	1,042	2%	$17.02	2/11/2010	$4,635

1- Includes effect of a 5% stock dividend issued in 2000.

2 - Drovers uses the Black-Scholes Option Pricing Model to determine the grant date value. The grant date value of options granted in 2000 was $4.45 per option, adjusted for the 5% stock dividend issued in 2000. The following assumptions were used: risk free interest rate of 6.7%; expected life of 7.0 years; expected volatility of 20.6%; expected dividends of 2.9%.

AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

Shown below is information concerning the exercise of options during 2000 and unexercised options held as of the end of 2000 by the named executive officers:

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-end (#) Exercisable/ Unexercisable[1]	Value of Unexercised in-the-money Options/SARs at Fiscal Year-End ($) Exercisable/ Unexercisable
A.Richard Pugh, Chairman, President and CEO	12,347	$180,066	59,103/8,216	$706,514/$83,516
Debra A. Goodling, Executive Vice President	-	$-	27,238/2,893	$325,549/$29,407
Michael J. Groft, Executive Vice President	1,161	$19,813	25,986/2,800	$304,810/$28,462
Shawn A. Stine, Executive Vice President	-	$-	15,657/1,875	$176,732/$19,059
Michael E. Kochenour, Executive Vice President	-	$-	521/521	$5,297/$5,297

1 - Includes effect of all stock dividends and stock splits paid since options were granted.

Drovers Bancshares Corporation and Subsidiaries

ITEM 11. EXECUTIVE COMPENSATION, continued

DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE

Pension Plan

Drovers maintains a qualified pension plan covering all full-time employees who are at least 21 years of age and who have completed one year of service. Participants become fully vested in the plan after 5 years of service. Each participant in the plan is entitled to a monthly benefit commencing at the participant's normal retirement date, assuming the participant has attained at least age 65 and has completed five years of participation, and continuing for life, with payments guaranteed for the first 120 months. Benefit amounts for a fully-vested participant equal 33% of the participant's average monthly pay if the participant has 15 or more years of service, plus 0.58% of average monthly pay in excess of the Social Security integration level as outlined in Table I Covered Compensation multiplied by years of service at normal retirement up to a maximum of 25 years. Average monthly pay is based upon the five plan years preceding the normal retirement date. Our contributions to the pension plan are determined on an actuarial basis.

Following are estimated annual benefits payable upon retirement to persons in specified salary and service classifications, assuming retirement at age 65 during 2001. For this purpose, the Social Security integration level assumed is $37,212.
FINAL AVERAGE COMPENSATION	ANNUAL RETIREMENT BENEFIT FOR YEARS OF SERVICE INDICATED
	15 Years	25 Years	35 Years
$75,000	$28,083	$30,229	$30,229
$100,000	$38,463	$42,104	$42,104
$125,000	$48,888	$53,979	$53,979
$150,000	$59,313	$65,854	$65,854
$175,000	$67,653	$75,354	$75,354
$200,000	$67,653	$75,354	$75,354
$225,000	$63,653	$75,354	$75,354

The Omnibus Budget Reconciliation Act of 1993 (OBRA -93) has placed the limit on compensation which may be taken into account under a defined benefit plan reducing it from $235,840 in 1993 to $150,000 beginning in 1994. The new limit increases with inflation, only when inflation permits a full $10,000 increase. As of 2001, this limit increased to $170,000. Only accruals after 1993 will be affected by the compensation limit.

As of December 31, 2000, A. Richard Pugh, Debra A. Goodling, Michael J. Groft, Shawn A. Stine and Michael E. Kochenour were credited with 19 years, 24 years, 23 years, 9 years and 1 year of service, respectively.

Salary Continuation Agreements and Executive Bonus Agreements

Drovers signed Salary Continuation Agreements with Messrs. Pugh, Groft, Stine and Kochenour and Ms. Goodling during 2000. Pursuant to the Agreements, Messrs. Pugh, Groft, Stine and Kochenour and Ms. Goodling will be entitled to receive payments on a monthly basis that total a specified annual amount for each of the respective Executives. The payments will commence following Executive's Termination of Employment on or after the Normal Retirement Age, unless other provisions outlined in the Agreements are met. The payments will continue for a total of 180 months. The Agreements were filed as exhibits 10(a) and 10(h) to the Drovers Bancshares Corporation Form 10-Q for the period ended June 30, 2000.

Messrs. Pugh, Groft, Stine and Kochenour and Ms. Goodling also have Executive Bonus Agreements with Drovers, which were signed during 2000. Pursuant to the Agreements, Messrs. Pugh, Groft, Stine and Kochenour and Ms. Goodling will be entitled to receive a bonus to cover taxes on split dollar insurance benefits under the Group Term Replacement Plan. The Bonus shall be paid annually commencing at age 65. The Agreements were filed as exhibits 10(g) and 10(i) to the Drovers Bancshares Corporation Form 10-Q for the period ended June 30, 2000.

Drovers Bancshares Corporation and Subsidiaries

ITEM 11. EXECUTIVE COMPENSATION, continued

DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE, continued

Change in Control Agreements

Messrs. Pugh, Groft, Stine and Kochenour and Ms. Goodling each have an Agreement with Drovers which provides certain benefits in the event of a change in control of Drovers.

A " change in control" is defined as:

 the acquisition of 25% or more of the outstanding voting securities by any entity, person or group,

 a merger or consolidation if, as a result of the transaction, less than 75% of the voting securities of the surviving corporation are owned by the former shareholders, other than affiliates of any party to the merger or consolidation,

 a sale of substantially all of our assets, or

 a change in a majority of our directors during any two-year period.

Mr. Pugh's Agreement provides for:

 continued full compensation for three years (subject to reduction by one-half of the amount of any base annual salary from any new employment),

 continuation of benefits under the Supplemental Retirement Plan described under Pension Plan,

 an acceleration of the right to exercise his current options under our stock option plans and

 retention of Mr. Pugh as an independent consultant for six months following a change in control termination.

The Agreements with Messrs. Groft, Stine and Kochenour and Ms. Goodling provide for:

 the continued payment of their full compensation for 18 months (subject to reduction by one-half of the amount of any Form W-2 income from any new employment) and

 continuation of benefits for up to 18 months and an acceleration of the right to exercise current options held by the respective executive officer under our stock option plans

COMPENSATION OF DIRECTORS

Each director received $2,000 per quarter for a total retainer of $8,000 during 2000. A director who is an officer or employee of Drovers is not compensated for service as a director. Beginning July 1, 1999, non-employee directors could elect to receive stock options in lieu of quarterly director fees.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Personnel Committee reviews the executive compensation program annually and makes recommendations to the Board.

Drovers executive compensation program has three main components:

Base Salary

Base salaries for executive officers are determined annually by evaluating:

  the responsibilities of the position
  the experience of the individual
  Drovers financial results
  the competitive marketplace

The base salary increases in 2000 averaged approximately 4.0% over 1999. The Personnel Committee considers the following three factors in arriving at the average annual increase of base salaries:

  a survey conducted of certain South Central Pennsylvania banks to determine the average increase in base salaries they expect for the upcoming year an average annual increase of base salaries expected by banks of similar asset size on a regional level provided by our employee benefit consultant, and the amount of increase feasible in terms of our budget.

Drovers Bancshares Corporation and Subsidiaries

ITEM 11. EXECUTIVE COMPENSATION, continued

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION, continued

Base Salary, continued

In general, specific individual performance is weighted more heavily than corporate performance to determine base salaries of senior management. However, as responsibility increases, more emphasis is placed on corporate performance in setting an individual's base salary. Corporate performance is measured using:

  achievement of various budget goals,
  growth of the institution and
  peer group comparisons.

Annual Incentive Bonus

The annual incentive bonus program was designed to support and promote the pursuit of our organizational objectives and financial goals as defined in our strategic and financial plans. The program provides for the payment of an annual cash and stock option bonus to executive and certain key officers. The program is based on Drovers return on equity. Bonuses are paid only to executive officers if the targeted return on equity is achieved. The following additional factors are considered:

  most recent CAMELS rating,
  most recent CRA rating and
  Drovers leverage ratio.

Assuming the target threshold is achieved, the bonus paid is determined by a percentage of net income and is allocated to each participant based upon a formula which considers level of responsibility and industry practices. The formula provides that 65% of the bonus is paid in cash and 35% is deferred and paid in the form of stock options.

Stock Options

We provide stock options under Drovers Incentive Stock Option Plan to executives in positions with significant responsibilities and impact on long-term performance. The Personnel Committee believes that stock option grants are an effective way to align the interests of our executives with our shareholders by making a portion of an optionee's compensation dependent upon the long-term performance of our stock. Options are granted to officers with the title vice president and above. In determining the number of options granted in 2000, the Personnel Committee considered information available to it regarding options granted by other public companies, and in particular, banking institutions. The Personnel Committee has followed a policy to date of providing that only 50% of options granted are exercisable immediately. They use both objective and subjective methods of determining the amount of shares subject to future grants. They may consider such factors as:

  the potential realizable value of particular options based on an assumed rate of appreciation in the price of Drovers stock, a desired level of ownership in Drovers based on assumed rate of appreciation in the price of Drovers stock, a desired level of ownership in Drovers based on position, formula grants and
  individual performance.

Stock option grants made to executive officers during fiscal year 2000 are included in the Option Grant Table.

Chief Executive Officer Compensation

Drovers and our Chief Executive Officer, A. Richard Pugh, have not entered into an employment agreement. Thus, the factors involved in establishing a compensation package for Mr. Pugh are similar to those noted above for all executives. However, the value of Mr. Pugh's compensation is more closely tied to corporate performance and the long-term performance of our stock. Specifically, Mr. Pugh's compensation for 2000 was determined as follows:

  Base Salary: In 2000, the Personnel Committee emphasized our achievement of our corporate performance goals and the responsibilities of Mr. Pugh as Chairman of the Board and Chief Executive Officer. Mr. Pugh's year-end base salary for 2000 was $245,000 which reflects an approximate 4.2% increase in year-end base salary over 1999.
  Annual Incentive Bonus: The Personnel Committee calculates Mr. Pugh's annual incentive bonus in accordance with the formula set forth above. Thus, Mr. Pugh receives such compensation only if our return on equity and other criteria as set forth above are met. Mr. Pugh's annual incentive bonus earned in 2000 was $0.

Drovers Bancshares Corporation and Subsidiaries

ITEM 11. EXECUTIVE COMPENSATION, continued

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION, continued

Chief Executive Officer Compensation, continued

  Stock Options: Stock options are an important portion of Mr. Pugh's overall compensation package, particularly given the policy-making function of such position. The Personnel Committee believes linking a portion of Mr. Pugh's compensation to the long-term performance of our stock encourages him to pursue policies which enhance long-term shareholder value. Mr. Pugh received stock options to purchase 16,431 shares in 2000, 10,859 shares in 1999, and 6,274 shares in 1998. The stock options granted represented 31% in 2000, 26% of all stock options granted in 1999, and 24% in 1998.

Personnel Committee:

George W. Hodges, Chairman

L. Doyle Ankrum, retired November 15, 2000

Frank Motter

Robert L. Myers, Jr.

Harlowe R. Prindle

A. Richard Pugh

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICPATION

Mr. Pugh is a member of the Personnel Committee, but is not present when they evaluate his performance, which is reported to the full Board. With regard to other executive officers, the Personnel Committee considers Mr. Pugh's recommendations on other executive officers before making final recommendations to the full Board.

PERFORMANCE TABLE

The following table shows a five-year comparison of the cumulative total shareholder return on Drovers' common stock compared to the cumulative total return on the S&P 500 Stock Index and the Nasdaq Bank Index. The table shows the five years ending December 31, 2000. Drovers joined Nasdaq in June, 1998. The shareholder return shown on the table below is not necessarily indicative of future performance:
	1995	1996	1997	1998	1999	2000
Drovers Bancshares Corp	100.00	116.36	209.58	217.99	196.79	282.58
Nasdaq Bank Index	100.00	129.34	215.28	193.17	182.03	214.13
S&P 500 Index	100.00	122.90	163.85	210.58	254.83	231.62

Drovers Bancshares Corporation and Subsidiaries

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Mr. Gary A. Stewart, Mr. Robert H. Stewart, Jr. and other members of the Stewart family have filed, as a group, a Schedule 13D with the Securities and Exchange Commission. The Schedule 13D disclosed that, while no member of such group beneficially owns or has power to vote more than 5% of Drovers shares, as a group such persons may be deemed to beneficially own 808,6011,12 shares of common stock, or approximately 15.14%, of Drovers issued and outstanding shares. Besides the Stewart family, we are not aware of any other person or group who beneficially owns more than five percent (5%) of Drovers outstanding common stock.

In connection with the Agreement and Plan of Merger by and between Drovers and Fulton Financial Corporation, Drovers and Fulton Financial entered into a Warrant Agreement dated as of December 27, 2000. Pursuant to the Warrant Agreement, Drovers has granted Fulton Financial a Warrant to purchase up to 1,250,000 shares of Drovers common stock, which represented 19.8% of the shares of Drovers common stock outstanding on December 27,2000, giving effect to the issuance of the shares pursuant to an exercise of the Warrant. Generally, the Warrant may only be exercised under certain circumstances where another party attempts to acquire control of Drovers, as specifically set forth in the Warrant Agreement. As of February 28, 2001, the Warrant had not become exercisable and, in its Schedule 13D, filed with the Securities and Exchange Commission on January 4, 2001,

Fulton Financial has disclaimed beneficial ownership of the shares of common stock subject to the Warrant.

Drovers Bancshares Corporation and Subsidiaries

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth the amount and percentage of Drovers common stock beneficially owned each director, each named executive officer, and all directors and executive officers as a group:
Name	Common Shares Beneficially Owned [2]	Percent of Total Shares Outstanding
Directors:
J. Samuel Gregory [14]	12,225	*
Daniel E. Hess [15]	16,282	*
George W. Hodges [13]	8,049	*
Herbert D. Lavetan [16]	132,202	2.47%
Richard M. Linder [3]	17,099	*
David C. McIntosh [11]	6,162	*
Frank Motter [4]	54,360	1.02%
Robert L. Myers, Jr. [5]	41,629	*
A. Richard Pugh [6]	86,439	1.62%
Harlowe R. Prindle [7]	31,781	*
Basil A. Shorb, III [8]	110,356	2.07%
Gary A. Stewart [12]	196,405	3.68%
Robert H. Stewart, Jr. [12]	148,642	2.78%
Delaine A. Toerper [9]	4,189	*
James S. Wisotzkey [10]	7,673	*
Named Executive Officers:
Debra A. Goodling [17]	31,659	*
Michael J. Groft [18]	30,448	*
Shawn A. Stine [19]	18,259	*
Michael E. Kochenour [20]	1,177	*
All Directors and Executive Officers as a Group (21 persons)	968,841	18.14%

*- Less than 1%

  Beneficial ownership is as of February 28, 2001.
  Except as otherwise noted, the persons listed possess sole voting and investment power or share voting and investment power with their spouses.
  Includes 426 shares owned by his wife and 2,202 shares Mr. Linder has the right to acquire upon exercise of stock options granted pursuant to Drovers 1999 Non-Employee Director Stock Option Plan.
  Includes 2,202 shares Mr. Motter has the right to acquire upon exercise of stock options granted pursuant to Drovers 1999 Non-Employee Director Stock Option Plan.
  Includes 6,171 shares owned by his wife, 18,991 shares held by the Elsbeth M. Myers Trust, of which he is a trustee sharing investment and voting authority and 2,202 shares Mr. Myers has the right to acquire upon exercise of stock options granted pursuant to Drovers 1999 Non-Employee Director Stock Option Plan.
  Includes 212 shares owned by his children for which he is custodian and 67,319 shares Mr. Pugh has the right to acquire upon exercise of stock options granted pursuant to Drovers 1985 Incentive Stock Option Plan and 1995 Stock Option Plan.
  Includes 4,678 shares Mr. Prindle has the right to acquire upon exercise of stock options granted pursuant to Drovers 1999 Non-Employee Director Stock Option Plan.
  Includes 34,778 shares owned by his wife, 21,189 shares owned by his children, 13,236 shares held by Triple M Associates of which his wife is a partner sharing voting and investment authority, 30,521 shares held by the R.E. Hirschman/Shorb Trust of which he is a trustee sharing investment and voting authority and 4,678 shares Mr. Shorb has the right to acquire upon exercise of stock options granted pursuant to Drovers 1999 Non-Employee Director Stock Option Plan.
  Includes 2,202 shares Ms. Toerper has the right to acquire upon exercise of stock options granted pursuant to Drovers 1999 Non-Employee Director Stock Option Plan.

  Drovers Bancshares Corporation and Subsidiaries

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued

  SECURITY OWNERSHIP OF MANAGEMENT, continued

  Includes 210 shares owned by his children and 4,678 shares Mr. Wisotzkey has the right to acquire upon exercise of stock options granted pursuant to Drovers 1999 Non-Employee Director Stock Option Plan.
  Includes 178 shares owned by his wife and 2,202 shares Mr. McIntosh has the right to acquire upon exercise of stock options granted pursuant to Drovers 1999 Non-Employee Director Stock Option Plan.
  See Security Ownership of Certain Beneficial Owners above. Includes 2,202 shares Mr. Robert Stewart has the right to acquire and 4,678 shares Mr. Gary Stewart has the right to acquire upon exercise of stock options granted pursuant to Drovers 1999 Non-Employee Director Stock Option Plan.
  Includes 4,030 shares owned by his wife and 3,440 shares Mr. Hodges has the right to acquire upon exercise of stock options granted pursuant to Drovers 1999 Non-Employee Director Stock Option Plan.
  Includes 2,202 shares Mr. Gregory has the right to acquire upon exercise of stock options granted pursuant to Drovers 1999 Non-Employee Director Stock Option Plan.
  Includes 2,202 shares Mr. Hess has the right to acquire upon exercise of stock options granted pursuant to Drovers 1999 Non-Employee Director Stock Option Plan.
  Includes 2,202 shares Mr. Lavetan has the right to acquire upon exercise of stock options granted pursuant to Drovers 1999 Non-Employee Director Stock Option Plan.
  Includes 481 shares Ms. Goodling holds as Custodian for her children and 28,970 shares Ms. Goodling has the right to acquire upon exercise of stock options granted pursuant to Drovers 1985 Incentive Stock Option Plan and 1995 Stock Option Plan.
  Includes 2 shares Mr. Groft holds as Custodian for his children and 28,786 shares Mr. Groft has the right to acquire upon exercise of stock options granted pursuant to Drovers 1985 Incentive Stock Option Plan and 1995 Stock Option Plan.
  Includes 210 shares Mr. Stine holds as Custodian for his children and 15,208 shares Mr. Stine has the right to acquire upon exercise of stock options granted pursuant to Drovers 1985 Incentive Stock Option Plan and 1995 Stock Option Plan.
  Includes 1,042 shares Mr. Kochenour has the right to acquire upon exercise of stock options granted pursuant to Drovers 1995 Stock Option Plan.

Drovers Bancshares Corporation and Subsidiaries

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Some of our directors and executive officers, members of their immediate families and some of their companies had ordinary banking transactions with Drovers Bank during 2000. We expect additional transactions in the future. All transactions were made on substantially the same terms, including interest rates, collateral requirements and repayment terms, as we offered to all of our customers at the time for comparable transactions. These transactions did not involve more than the normal risk of collectability or present other unfavorable terms.

Drovers Bancshares Corporation and Subsidiaries

PART IV. SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2001

DROVERS BANCSHARES CORPORATION

(Registrant)

By /S/ A. Richard Pugh

A. Richard Pugh, Chairman of the Board,

President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/S/ J. Samuel Gregory	/S/ Robert L. Myers, Jr.
J. Samuel Gregory, Director	Robert L. Myers, Jr., Director
/S/ Daniel E. Hess	/S/ Harlowe R. Prindle
Daniel E. Hess, Director	Harlowe R. Prindle, Director
/S/ George W. Hodges	/S/ Basil A. Shorb, III
George W. Hodges, Director	Basil A. Shorb, III, Director
/S/ Herbert D. Lavetan	/S/ Gary A. Stewart
Herbert D. Lavetan, Director	Gary A. Stewart, Director
/S/ Robert H. Stewart, Jr.
Richard M. Linder, Director	Robert H. Stewart, Jr., Director
/S/ David C. McIntosh	/S/ Delaine A. Toerper
David C. McIntosh, Director	Delaine A. Toerper, Director
/S/ James S. Wisotzkey
Frank Motter, Director	James S. Wisotzkey, Director
/S/ Debra A. Goodling	/S/ John D. Blecher
Debra A. Goodling, Executive Vice	John D. Blecher, Senior Vice President,
President and Treasurer	Secretary and Assistant Treasurer
Principal Financial Officer	Principal Accounting Officer

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

The following are the subsidiaries of the Drovers Bancshares Corporation, all of which are 100% owned except for Penn Banks. Pennbanks Insurance Company is a joint venture with seven other Pennsylvania Banks, which formed an offshore reinsurance company. Each bank in the venture owns a segregated cell through which its respective premiums and losses from credit life and accident and health insurance are funded and for which each bank has sole responsibility. Drovers' is a 100% owner of its respective cell, which is consolidated for financial reporting purposes, and a 1/8th owner of the Pennbanks holding company.

Subsidiary	State of Incorporation or Organization
The Drovers & Mechanics Bank	Pennsylvania
30 South George Street
York, PA 17401
Drovers Realty Corporation	Pennsylvania
30 South George Street
York, PA 17401
Drovers Capital Trust I	Delaware
103 Foulk Road, Suite 202
Wilmington, Delaware 19803
Pennbanks Insurance Company	Cayman Islands
Genesis Building
P.O. Box 1363 GT
Grand Cayman, B.W.I.

The following are the subsidiaries of The Drovers & Mechanics Bank, all of which are 100% owned except for Drovers Settlement Services. Drovers Settlement Services is a joint venture and is owned 60% by Drovers Bank.
Subsidiary	State of Incorporation or Organization
96 South George Street, Inc.	Pennsylvania
96 South George Street
York, PA 17401
Drovers Investment Company	Delaware
103 Foulk Road, Suite 202
Wilmington, Delaware 19803
Drovers Settlement Services	Pennsylvania
96 South George Street
York, PA 17401

EXHIBIT 23

DROVERS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSENT OF INDEPENDENT AUDITORS

We consent to incorporation by reference in the Registration Statements on Form S-3 File Number 333-69963 and Form S-8 File Numbers 333-30023, 033-92682, 333-8249 and 033-92672 of Drovers Bancshares Corporation and Subsidiaries of our report dated January 12, 2001, relating to the consolidated statements of condition of Drovers Bancshares Corporation and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000 which report appears in the December 31, 2000 annual report on Form 10-K of Drovers Bancshares Corporation and Subsidiaries.

/S/ Stambaugh Ness P.C.

York, Pennsylvania

March 26, 2001