Form 10-Q
period 2001-03-31
DROVERS BANCSHARES CORP
filed 2001-05-14
CIK 703109

3: SECURITIES AND EXCHANGE COMMISSION

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock / 5,133,399 Shares

Drovers Bancshares Corporation and Subsidiaries

CONTENTS
PART I Financial Information
ITEM 1. Financial Statements
Consolidated Statements of Condition	4
March 31, 2001 and December 31, 2000
Consolidated Statements of Income	5
Three Months Ended March 31, 2001 and 2000
Consolidated Statements of Comprehensive Income	6
Three Months Ended March 31, 2001 and 2000
Consolidated Statements of Cash Flows	7
Three Months Ended March 31, 2001 and 2000
Notes to Consolidated Financial Statements	8
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	18
PART II Other Information
ITEM 6. Exhibits And Reports On Form 8-K
A. Listing of Exhibits.

Exhibit 2 - Agreement and Plan of Merger dated December 27, 2000 by and between Drovers Bancshares Corporation and Fulton Financial Corporation (Incorporated by reference to Exhibit 2 of the Drovers Bancshares Corporation Form 8-K filed with the SEC on January 3, 2001).

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

SIGNATURES	20

Drovers Bancshares Corporation and Subsidiaries

PART I Financial Information

CONSOLIDATED STATEMENTS OF CONDITION
	MARCH 31,	DEC 31,
(In thousands)	2001	2000
ASSETS
Cash and due from banks	$15,547	$15,342
Money market investments	47,922	5,163
Investment securities (fair value $218,312 and $232,247)	218,312	232,247
Loans (net of unearned income of $2,473 and $2,605)	510,618	507,897
Reserve for loan losses	-5,672	-5,371
Net loans	504,946	502,526
Bank premises and equipment	18,853	19,260
Other assets	21,875	21,719
TOTAL ASSETS	$827,455	$796,257

LIABILITIES
Deposits:
Noninterest-bearing	$60,168	$57,611
Interest-bearing	544,740	511,017
Total deposits	604,908	568,628
Federal funds purchased and securities sold under agreements to repurchase	44,179	53,263
Other borrowings	102,533	102,808
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust	7,500	7,500
Other liabilities	10,045	8,893
TOTAL LIABILITIES	769,165	741,092
SHAREHOLDERS' EQUITY
Common stock - no par, 15,000,000 shares authorized; issued and outstanding - 5,133,399 shares in 2001 and 5,087,525 shares in 2000	45,313	44,818
Retained earnings	11,915	10,495
Accumulated other comprehensive income	1,062	-148
TOTAL SHAREHOLDERS' EQUITY	58,290	55,165
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$827,455	$796,257

See notes to consolidated financial statements.

Return to Table of Contents.

Drovers Bancshares Corporation and Subsidiaries

PART I Financial Information, continued

CONSOLIDATED STATEMENTS OF INCOME
	THREE MONTHS
	ENDED MARCH 31,
(In thousands, except per share data)	2001	2000
INTEREST INCOME
Interest and fees on loans	$10,726	$9,950
Interest on deposits with banks	186	11
Interest and dividends on investment securities	3,830	3,506
Total interest income	14,742	13,467
INTEREST EXPENSE
Interest on deposits	6,406	5,323
Federal funds purchased and securities sold under agreements to repurchase	636	682
Interest on borrowed funds	1,738	1,598
Total interest expense	8,780	7,603
Net interest income	5,962	5,864
Provision for loan losses	400	1,001
Net interest income after provision for loan losses	5,562	4,863
NONINTEREST INCOME
Investment services and trust income	430	389
Service charges on deposit accounts	543	506
Securities gains (losses)	16	-191
Net gains on loan sales	226	66
Other	470	309
Total other income	1,685	1,079
NONINTEREST EXPENSES
Salaries and employee benefits	2,624	2,447
Occupancy and premises	382	364
Furniture and equipment	421	381
Marketing	83	127
Supplies	97	98
Other taxes	128	122
Other	969	866
Total other expenses	4,704	4,405
Income before income taxes	2,543	1,537
Applicable income taxes	460	130
NET INCOME	$2,083	$1,407
PER SHARE DATA
Net income	$0.41	$0.28
Net income, assuming dilution	$0.38	$0.28
Dividends	$0.13	$0.12

See notes to consolidated financial statements.

Return to Table of Contents.

Drovers Bancshares Corporation and Subsidiaries

PART I Financial Information, continued

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	THREE MONTHS
	ENDED MARCH 31,
(In thousands)	2001	2000
Net income	$2,083	$1,407
Other comprehensive income (loss):
Unrealized gains (losses) on securities arising during period	1,848	-1,211
Reclassification adjustment for gains (losses) included in net income	-16	192
Other comprehensive income (loss) before tax	1,832	-1,019
Income taxes (benefits) related to other comprehensive income (loss)	622	-347
Other comprehensive income (loss)	1,210	-672
COMPREHENSIVE INCOME	$3,293	$735

See notes to consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries

PART I Financial Information, continued

CONSOLIDATED STATEMENTS OF CASH FLOWS
	THREE MONTHS
	ENDED MARCH 31,
(In thousands)	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,083	$1,407
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	497	452
Net (accretion) amortization of investment security premiums	-44	20
Provision for loan losses	400	1,001
Gain on sale of securities held-to-maturity	-	-1
(Gain) loss on sale of securities available-for-sale	-16	192
(Gain) loss on sale of fixed assets	-5	2
Loans originated for sale	-13,611	-3,545
Proceeds from sales of loans	13,915	3,665
Gain on sale of loans	-226	-65
Loss on other real estate	-	1
Net deferred loan fees	-139	-9
Equity in losses of real estate ventures	84	63
Increase in interest/dividends receivable	-116	-712
Increase in interest payable	86	170
Increase in other assets	-353	-7,648
Increase (decrease) increase in other liabilities	1,064	-139
Increase in cash surrender value of bank owned life insurance	-110	-
Net cash (used in) provided by operating activities	3,509	-5,146
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of securities held-to-maturity	-	859
Proceeds from sales and maturities of securities available-for-sale	20,261	9,551
Purchases of securities available-for-sale	-4,432	-7,153
Increase in net loans	-3,113	-25,420
Capital expenditures	-282	-693
Proceeds from sale of fixed assets	266	6
Net purchase of investment in unconsolidated subsidiaries	-	-43
Proceeds from sale of other real estate	-	67
Net cash used in investing activities	12,700	-22,826
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	34,585	15,527
Net increase in certificates of deposit	1,696	11,676
Net decrease in federal funds purchased and repurchase agreements	-9,084	-4,934
Net (decrease) increase in other borrowings	-275	5,945
Payments made for capital leases	-	-13
Dividends paid	-663	-625
Proceeds from issuance of common stock	496	100
Net cash provided by financing activities	26,755	27,676
NET DECREASE IN CASH & CASH EQUIVALENTS	42,964	-296
CASH & CASH EQUIVALENTS AT JANUARY 1,	20,505	21,338
CASH & CASH EQUIVALENTS AT MARCH 31,	$63,469	$21,042

See notes to consolidated financial statements.

Return to Table of Contents.

Drovers Bancshares Corporation and Subsidiaries

PART I Financial Information, continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements contain all adjustments (including normal recurring accruals) considered necessary to present fairly Drovers Bancshares Corporation's ("Drovers") financial position as of March 31, 2001 and December 31, 2000.

Operating results and changes in cash flows for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in Drovers' Annual Report for the year ended December 31, 2000.

Certain reclassifications have been made to prior information to conform to current year's presentation.

NOTE B - CALCULATION OF EARNINGS PER SHARE

Net income per share is computed based on the weighted average number of shares outstanding each period, giving retroactive effect to the 5% stock dividend issued in 2000. Earnings per common share, assuming dilution gives effect to all dilutive potential common shares during each period.

Net income per share and net income per share, assuming dilution, were calculated as follows:
	MARCH 31,
	2001	2000
Net income	$2,083	$1,407
Average shares outstanding	5,100	5,046
Effect of dilutive securities	387	36
Average shares outstanding assuming dilution	5,487	5,082
Net income per share	$0.41	$0.28
Net income per share, assuming dilution	$0.38	$0.28

Return to Table of Contents.

NOTE C - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities classified as available-for-sale as of March 31, 2001 were as follows:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$9,488	$58	$-	$9,546
Obligations of states and political subdivisions	19,583	456	33	20,006
Corporate Obligations	19,532	216	720	19,028
Mortgage-backed securities and collateralized mortgage obligations	151,006	1,619	162	152,463
Total debt securities	199,609	2,349	915	201,043
Equity securities	17,094	438	263	17,269
Total investment securities	$216,703	$2,787	$1,178	$218,312

Drovers Bancshares Corporation and Subsidiaries

PART I Financial Information, continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C - INVESTMENT SECURITIES, continued

The amortized cost and estimated fair value of investment securities classified as available-for-sale as of December 31, 2000 were as follows:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$13,469	$43	$15	$13,497
Obligations of states and political subdivisions	19,817	267	102	19,982
Corporate Obligations	19,027	-	918	18,109
Mortgage-backed securities and collateralized mortgage obligations	155,920	1,182	536	156,566
Total debt securities	208,233	1,492	1,571	208,154
Equity securities	24,238	232	377	24,093
Total investment securities	$232,471	$1,724	$1,948	$232,247

For additional information, see pages 10-11 of Drovers' 2000 Annual Report.

NOTE D - LOANS

Loans are comprised of the following as of March 31, 2001 and December 31, 2000:
	MARCH 31,	DEC 31,
(In thousands)	2001	2000
Commercial, financial and industrial loans	$126,602	$126,275
Real estate mortgage loans:
Real estate construction-related	32,811	30,571
Real estate mortgage loans secured by 1-4 family residential properties	152,577	149,227
Other real estate	172,020	174,473
Total real estate mortgage loans	357,408	354,271
Consumer loans:
Monthly payment	25,694	26,144
Other revolving credit	780	887
Total consumer loans	26,474	27,031
Leasing and other	134	320
Total loans	$510,618	$507,897

Residential mortgage loans with a book value of $6,097,000 were held for sale at March 31, 2001. The cumulative fair value exceeded the book value of these loans. Loans held for sale are included in total loans. During the first quarter of 2001, we capitalized $63,000 in loan servicing rights and amortized $53,000.

Drovers Bancshares Corporation and Subsidiaries

PART I Financial Information, continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE D - LOANS, continued

Nonperforming assets are detailed below:
	MARCH 31,	DEC 31,
	2001	2000
Nonaccrual loans	$2,403	$2,325
90 days past due and still accruing	4	8
Restructured loans in compliance with modified terms	-	-
Non-performing loans	2,407	2,333
Assets acquired by foreclosure or repossession	396	104
Non-performing assets	$2,803	$2,437
Non-performing loans as a percentage of total loans, net of unearned income	0.47%	0.46%
Non-performing assets as a percentage of total assets	0.34%	0.31%

As of March 31, 2001, the total recorded investment in impaired loans was $1,353,000 compared to $1,327,000 at December 31, 2000.

Changes in the reserve for loan losses for the periods ended March 31, were as follows:
(In thousands)	2001	2000
Balance, beginning of year	$5,371	$3,908
Provision for loan losses	400	1,001
Less: Loans charged-off	109	1,002
Recoveries	10	34
Balance, March 31	$5,672	$3,941
Reserve for loan losses as a percentage of loans as of March 31,	1.11%	0.81%

For additional information, see footnote 7 on pages 12-13 and the Provision for Loan Losses on pages 26-27 of the Drovers' 2000 annual report.

NOTE E - BANK OWNED LIFE INSURANCE ("BOLI")

Drovers' primary subsidiary, The Drovers & Mechanics Bank ("Drovers Bank") modified certain benefit plans for specific officers during 2000. In conjunction with these modifications, Drovers Bank purchased life insurance on certain key officers. The BOLI had a balance of $7,708,000 as of March 31, 2001 and $7,598,000 as of December 31, 2000, which approximated cash surrender value at the respective period end. The BOLI is included in other assets in the consolidated financial statements.

Drovers Bancshares Corporation and Subsidiaries

PART I Financial Information, continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE F - PENDING MERGER

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

In the merger, each of the approximately 5,100,000 shares of Drovers' common stock will be exchanged for 1.302 shares of Fulton's common stock, and cash in lieu of fractional shares. In addition, each of the Drovers options will be converted into options to buy Fulton stock. The merger is subject to approval by bank regulatory authorities and Drovers' shareholders. The merger is expected to be completed in the third quarter of 2001 and will be accounted for as a pooling of interests.

Concurrently with the execution of the merger agreement, Drovers issued a warrant to purchase up to 1,250,000 shares of common stock at an exercise price of $19.75 per share. Certain conditions must be met for Fulton to sell, assign, transfer or exercise the warrant. These conditions are outlined in the warrant agreement that was included as an exhibit to Drovers' Form 8-K filed with the SEC on January 3, 2001.

As required by the merger agreement, Drovers' Board of Directors suspended the Drovers Bancshares Corporation Stockholder Dividend Reinvestment and Stock Purchase Plan.

Return to Table of Contents.

Drovers Bancshares Corporation and Subsidiaries

PART I Financial Information, continued

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Drovers is headquartered in York, Pennsylvania and offers a variety of financial products and services through its bank, The Drovers & Mechanics Bank ("Drovers Bank"), and its other specialized non-bank subsidiaries. Drovers Bank has sixteen full service branches, all located throughout York County. Additionally, Drovers operates corporate banking offices in Mechanicsburg, Pennsylvania and Frederick, Maryland.

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

FINANCIAL CONDITION

The following comparison of actual balances indicates how Drovers has generated and employed its funds for the three months ending March 31, 2001:
	BALANCE			BALANCE
	MARCH 31,	INCREASE		DEC 31,
(In thousands)	2001	(DECREASE)%		2000
Funding Uses:
Money market investments	$47,922	$42,759	828.2%	$5,163
Investment securities	218,312	-13,935	-6.0%	232,247
Loans, net of unearned income	510,618	2,721	0.5%	507,897
Total interest-bearing assets	776,852	31,545	4.2%	745,307
Noninterest-bearing assets	50,603	-347	-0.7%	50,950
TOTAL USES	$827,455	$31,198	3.9%	$796,257
Funding Sources:
Interest-bearing demand deposits	53,493	-97	-0.2%	53,590
Savings deposits	190,733	31,165	19.5%	159,568
Time deposits	300,514	2,655	0.9%	297,859
Short-term borrowings	44,179	-9,084	-17.1%	53,263
Long-term borrowings	110,033	-275	-0.2%	110,308
Total interest-bearing liabilities	698,952	24,364	3.6%	674,588
Noninterest-bearing demand deposits	60,168	2,557	4.4%	57,611
Other liabilities	10,045	1,152	13.0%	8,893
Shareholders' equity	58,290	3,125	5.7%	55,165
TOTAL SOURCES	$827,455	$31,198	3.9%	$796,257

Drovers Bancshares Corporation and Subsidiaries

PART I Financial Information, continued

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FINANCIAL CONDITION, continued

Total deposits increased $36,280,000 during the first quarter of 2001, while borrowings declined by $9,359,000. Most of the deposit growth was in savings, which increased $31,165,000. Time deposits increased $2,655,000 and non-interest bearing demand increased $2,557,000. The growth in savings was primarily in our trust savings account, which increased $22,681,000. The trust savings account is for short-term investment of funds managed by investment services and trust. The growth in trust savings is temporary and will likely be withdrawn later in 2001.

The strong growth in deposits coupled with relatively flat loan growth of $2,721,000 and a decline in investments of $13,935,000 contributed to the growth in money market investments of $42,759,000. A majority of the decline in investments occurred at the end of the first quarter 2001 as $6,674,000 of Federal Home Loan Bank stock and $4,000,000 of U.S. Agencies were called. In addition, paydowns on mortgage-backed securities increased as a result of falling long-term interest rates. These declines in investments were offset by purchases of $4,301,000, primarily mortgage-backed securities.

LIQUIDITY

Liquidity needs may be met by either reducing assets or increasing liabilities. Sources of asset liquidity include short-term investments, maturing and repaying loans and monthly cash flows from mortgage-backed securities and collateralized mortgage obligations. The loan portfolio provides an additional source of liquidity due to our participation in the secondary mortgage market. In addition to monthly cash flows from certain investment securities, all of our investments were classified as available-for-sale as of March 31, 2001.

Liquidity needs may also be met by:

  attracting deposits with competitive rates,
  buying federal funds and repurchase agreements or
  borrowing from the Federal Reserve or the Federal Home Loan Bank of Pittsburgh.

Drovers maintains informal borrowing arrangements with several correspondent banks to purchase overnight federal funds. A formal arrangement with the Federal Home Loan Bank allows us to borrow short and intermediate advances based on our investment in assets secured by real estate. The maximum borrowings under this agreement at March 31, 2001 were $258,429,000, of which $108,176,000, or 41.9%, was borrowed. The Federal Home Loan Bank recently changed its collateral requirements allowing members to pledge certain loans secured by commercial real estate. This change resulted in an increase in maximum borrowings allowed. The ability to renew funding sources depends on the financial institution's strength, asset portfolio, diversity of depositors and types of deposit instruments offered.

RESULTS OF OPERATION

Drovers recorded net income of $2,083,000 for the three months ended March 31, 2001 compared to $1,407,000 for the same period a year ago, an increase of $676,000, or 48.0%. The first quarter of 2000 included a provision for loan losses of $1,001,000 compared to $400,000 in 2001. Basic earnings per share were $0.41 compared to $0.28 for the same period last year. Return on average equity was 14.76% and return on average assets was 1.06% for the first quarter 2001.

Drovers Bancshares Corporation and Subsidiaries

PART I Financial Information, continued

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

NET INTEREST INCOME

Net interest income increased $98,000 for the first quarter of 2001 compared to a year ago. The largest category of earning assets consists of loans to businesses and individuals. The majority of earning assets are supported by interest-bearing commercial and consumer deposits and shareholders' equity. Changes in net interest income are determined by variations in the volume and mix of assets and liabilities as well as their sensitivity to interest rate movements. The modest increase in net interest income during the first three months of 2001 compared to the same period in 2000 was primarily due to volume and a slight increase in the yield on earning assets, which were offset by a higher yield on interest-bearing liabilities. The following table summarizes the net interest spread and the net interest margin during 2001 and 2000:
	MARCH 31, 2001		MARCH 31,2000
	AVERAGE		AVERAGE
(in thousands)	BALANCE	RATE	BALANCE	RATE
Earning assets [1,2]	$749,124	8.06%	$690,125	8.00%
Financed by:
Interest-bearing funds	$678,564	5.25%	$620,698	4.93%
Noninterest-bearing funds	70,560	-	69,427	-
Total cost of funds	$749,124	4.75%	$690,125	4.43%

Net interest income	$6,105		$6,126
Net interest spread		2.81%		3.07%
Net interest margin [2]		3.31%		3.57%

1 - Balances include amortized historical cost for available-for-sale securities. The related unrealized holding gains (losses) on securities of $921,000 in 2001 and $(5,701,000) in 2000 were included in noninterest-bearing assets.

2 - The yield on earning assets and the net interest margin are on a fully tax equivalent basis ("FTE adjustment"). The tax equivalent adjustment is based on a marginal Federal income tax rate of 34%. The FTE adjustment was 0.08% in 2001 and 0.15% in 2000.

The average yield on earning assets increased 0.06% while the cost of funds increased 0.32%. As a result of a higher increase in the cost of funds than the yield on interest-earning assets, the interest margin declined 0.26%.

Our average yield on earning assets was adversely affected by:

  a decline in service charges on loans of $110,000 to $113,000 and a slight change in the mix of earning assets towards the lower yielding money market investments.

Service charges were lower during the first three months of 2001 than the same period in 2000 because of several non-recurring commercial loan-related charges that were either taken immediately during the first quarter or spread throughout 2000. During the first three months of 2001, our average money market investments as a percentage of total interest-bearing assets increased to 1.8% from 0.1% a year ago. This increase was primarily due to strong deposit growth, negligible loan growth and a decline in investment securities as $10,674,000 of securities were called.

Drovers Bancshares Corporation and Subsidiaries

PART I Financial Information, continued

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

NET INTEREST INCOME, continued

Our cost of funds increased 0.32% primarily as a result of an increase in the yields on time deposits of 0.58% and on long-term borrowings of 0.39%, as well as the purchase of $7,125,000 million of BOLI at the end of the first quarter 2000. The yields on time deposits and long-term borrowings increased throughout 2000 as a result of the Federal Reserve raising the short-term rates three times, or 1.00% during the year. Our long-term borrowings are primarily comprised of Federal Home Loan Bank convertible advances. Several of these advances converted during the last nine months of 2000 and the funds were borrowed again at a higher rate.

Drovers is slightly liability sensitive. Our net interest margin fell slowly throughout 2000 as the Federal Reserve increased short-term rates. Beginning in January 2001, the Federal Reserve began lowering short-term interest rates to combat a slowing economy. This stabilized our interest margin, which was 3.31% in the first quarter of 2001 compared to 3.28% for the fourth quarter of 2000.

PROVISION FOR LOAN LOSSES

The allowance for loan losses is based on our quarterly assessment of the losses inherent in the loan portfolio and other relevant factors. This assessment takes into account both quantitative and qualitative factors and is subjective as it requires material estimates. Based on our evaluation of loan quality, we feel that our allowance for loan losses at March 31, 2001 was adequate to absorb losses within the portfolio.

Net charge-offs and loan quality ratios are summarized below:
	MARCH 31,
	2001	2000
Loans charged-off:
Commercial, financial and industrial	$4	$977
Real estate	29	4
Consumer	76	21
Total loans charged-off	$109	1,002
Recoveries:
Commercial, financial and industrial	-	15
Real estate	-	-
Consumer	10	19
Total recoveries	10	34
Net charge-offs	$99	$968
Net charge-offs as a percent of average loans	0.02%	0.20%

Net charge-offs during the first quarter of 2000 included a $955,000 charge on a commercial loan secured by trade receivables, which had been classified as impaired late in 1999 when possible credit problems became known. The provision for loan losses was $400,000 in 2001 compared to $1,001,000 in 2000.

The reserve for loan losses was increased $301,000 during the first quarter due to further weakening of the economy. At March 31, 2001, the percent of the reserve for loan losses to total loans was 1.11% as compared to 1.06% at December 31, 2000. The percent of the reserve to nonperforming loans as of the end of the first quarter 2001 was 235.65% compared to 230.22% at yearend 2000.

For additional information, see footnote 7 on 12-13 and the Provision for Loan Losses on pages 26-27 of the Drovers' 2000 annual report.

Drovers Bancshares Corporation and Subsidiaries

PART I Financial Information, continued

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
NONINTEREST INCOME	THREE MONTHS
	ENDED MARCH 31,
(In thousands)	2001	2000	2001/2000
Investment services and trust income	$430	$389	10.5%
Service charges on deposit accounts	543	506	7.3%
Securities (losses) gains	16	-191	-108.4%
Net gains on loan sales	226	66	242.4%
Other	470	309	52.1%
Total	$1,685	$1,079	56.2%

Noninterest income increased $606,000 during the first quarter, primarily driven by increases in net gains on loan sales and slight gains on sales of securities compared to losses of $191,000 during the first quarter of 2000.

Income from investment services and trust increased $41,000, or 10.5%, during the first quarter. The fair value of investments managed by the division was $326,281,000 at March 31, 2001, an increase of 41,064,000, or 14.4%, over the prior year. We experienced growth in all areas, including trust services, employee benefits, personal trust and investment management accounts. Additionally, investment services and trust launched a new initiative at the end of 1999, the Oak Tree Investment Group, which provides enhanced investment management, financial planning and brokerage services. The Oak Tree Investment Group contributed about $87,000 of revenue this quarter.

Service charges on deposit accounts increased $37,000 during the first quarter. An increase in the collection of insufficient fund and return check charges caused most of the growth.

During the first quarter of 2001, Drovers recognized a gain on sales of securities of $16,000 compared to a loss of $191,000 during the first quarter of 2000. The losses during 2000 were related to selling or committing to sell $15,260,000 of securities prior to quarter end. A majority of the proceeds from the sales were reinvested in higher-yielding mortgage-backed securities, and the remaining proceeds were reinvested in $7,125,000 of BOLI. See Note E for additional information on the BOLI.

Net gains on loan sales increased $160,000 as mortgage refinancing volume increased. The increase was caused by a slowing economy and declines in interest rates. Mortgage loan sales totaled about $13,752,000 compared to $3,604,000 a year ago.

Other income increased $161,000, or 52.1%. Income recognized on the BOLI, which was purchased at the end of the first quarter 2000, was $122,000 during the first quarter 2001. In addition, Drovers Settlement Services ("DSS"), which provides real estate title insurance and settlement services, contributed $18,000 during the first three months of 2001. DSS opened on May 1, 2000.

Drovers Bancshares Corporation and Subsidiaries

PART I Financial Information, continued

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

NONINTEREST EXPENSE	THREE MONTHS
	ENDED MARCH 31,
(In thousands)	2001	2000	2001/2000
Salaries and employee benefits	$2,624	$2,447	7.2%
Occupancy and premises	382	364	4.9%
Furniture and equipment	421	381	10.5%
Marketing	83	127	-34.6%
Supplies	97	98	-1.0%
Other taxes	128	122	4.9%
Other	969	866	11.9%
Total	$4,704	$4,405	6.8%

Noninterest expense increased $299,000, or 6.8%, compared to the first quarter of 2000. Salaries and benefits are the largest component of noninterest expense and increased $177,000 for the quarter. Average full-time equivalent staffing levels were 244 during the quarter ended March 31, 2001 compared to 237 a year ago.

Furniture and equipment expense increased $40,000 due to increases in equipment depreciation and maintenance contracts. Other expenses increased $103,000 due to increases in data processing and other professional services, offset by declines in legal.

TAXATION

Drovers recognized a provision for income taxes of $460,000 for the three months ending March 31, 2001. The average tax rate, applicable income taxes divided by income before taxes, was 18.1%. This compares to an average tax rate of -7.5% for all of 2000. Drovers manages its tax rate through the purchase of tax exempt investment securities and investments in low-income housing partnerships that provide historic and low-income tax credits.

Drovers Bancshares Corporation and Subsidiaries

PART I Financial Information, continued

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

REGULATORY CAPITAL

The following table shows Drovers exceeds all minimum capital adequacy standards:
	BALANCE	BALANCE
	MARCH 31,	DEC 31,
(in thousands)	2001	2000
Tier 1 capital	$64,707	$62,693
Tier 2 capital	5,751	5,371
Total risk-based capital	$70,458	$68,064

Risk-adjusted on-balance sheet assets	$565,585	$551,654
Risk-adjusted off-balance sheet exposure	26,775	26,660
Total risk-adjusted assets	$592,360	$578,314

Ratios:
Tier 1 risk-based capital ratio	10.9%	10.8%
Minimum required	4.0%	4.0%

Total risk-based capital ratio	11.9%	11.8%
Minimum required	8.0%	8.0%

Tier 1 leverage ratio	7.8%	7.9%
Minimum required	4.0%	4.0%

Comparing March 31, 2001 to December 31, 2000, Drovers' Tier 1 capital ratio increased due to an increase in Tier 1 capital of $2,014,000 offset by a $14,046,000 increase in risk-weighted assets. The leverage ratio decreased due to the increase in Tier 1 capital offset by the increase in total assets of $31,198,000.

For additional information, see pages 31-32 of the Drovers' 2000 annual report and page 6 of the Drovers' 2000 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Drovers' primary market risk is the risk of changes in net interest income caused by changes in interest rates. Interest rate sensitivity management focuses on minimizing interest rate risk. Management measures ongoing interest rate risk through monthly "gap" reports and quarterly computer simulations of net interest income. A "gap" report measures the net dollar exposure to changes in interest rates, at a given time, for various repricing periods. Results can sometimes be misleading since many interest-bearing liabilities are not as sensitive to interest rate movements as the repriceable assets which they help fund. A better measure of interest rate risk is simulations which project net interest income in rising, falling and stable interest rate cycles. We perform and review income simulations on a quarterly basis. The interest rate risk has not changed materially from December 31, 2000.

Drovers Bancshares Corporation and Subsidiaries

PART I Financial Information, continued

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FUTURE OUTLOOK

On December 27, 2000, Drovers entered into an agreement with Fulton Financial Corporation ("Fulton"), pursuant to which Drovers will be merged with and into Fulton, as the surviving corporation. The merger agreement was approved by Drovers' Board of Directors on December 27, 2000.

Under the merger agreement, each share of Drovers common stock outstanding at the time of the merger will be exchanged for 1.302 shares of Fulton common stock, subject to adjustment. As of December 27, 2000, Drovers had approximately 5,100,000 shares outstanding. The merger is expected to be completed in the third quarter of 2001 and to be accounted for on a pooling of interests basis.

Upon completion of the merger, which is subject to the approval of Drovers' shareholders and bank regulatory authorities, Fulton intends to merge The Drovers & Mechanics Bank into Fulton Bank. Fulton will operate Drovers' former offices as "Drovers Bank, a division of Fulton Bank."

Fulton Financial Corporation, with assets of approximately $6.5 billion, is headquartered in Lancaster, Pennsylvania and operates approximately 160 offices in Pennsylvania, Maryland, Delaware and New Jersey through its banking affiliates.

Return to Table of Contents.

Drovers Bancshares Corporation and Subsidiaries

PART II Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DROVERS BANCSHARES CORPORATION

/S/ A. Richard Pugh__________________

A. Richard Pugh, Chairman, President and

Chief Executive Officer

/S/ Debra A. Goodling________________

Debra A. Goodling, Executive Vice President and Treasurer

Principal Financial Officer

/S/ John D. Blecher__________________

John D. Blecher, Senior Vice President, Secretary and Assistant Treasurer

Principal Accounting Officer

Date: May 10, 2000

Return to Table of Contents.